Form 10QSB
period 2007-09-30
BIG BEAR RESOURCES INC.
filed 2007-11-19
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission File No. 333-144226

BIG BEAR RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada

26-0148468

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

Suite 804 – 1238 Melville Street, Vancouver, BC V6E 4N2

(Address of principal executive offices)

(778) 839-5533

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2007, there were 1,910,000 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Big Bear Resources Inc.

(An Exploration Stage Company)

Financial Statements (Unaudited)

For the period from

January 23, 2007 (Inception)

to September 30, 2007

Big Bear Resources Inc.

(An Exploration Stage Company)

Index to Unaudited Financial Statements

For the period from January 23, 2007 (Inception) to September 30, 2007

  Page(s)

Balance Sheet (Unaudited) as of September 30, 2007

3

Statements of Operations and Comprehensive Loss (Unaudited) for

the three month period ended September 30, 2007;

and for the period from January 23, 2007 (Inception)

to September 30, 2007

4

Statements of Cash Flows (Unaudited) for the period for the three month period ended September 30, 2007; and for the period from

January 23, 2007, (Inception) to September 30, 2007

5

Notes to the Unaudited Financial Statements                                                                                                            6-7

Big Bear Resources Inc.

(An Exploration Stage Company)

Balance Sheet (Unaudited)

   September 30,

            2007

ASSETS

Current assets:

Cash and cash equivalents

$

1,570

Prepaid expenses

1,074

Total current assets

2,644

Property, plant and equipment:

Office equipment, net of depreciation

926

Total assets

$

 3,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable

$

2,406

Accounts payable – related party

21,087

Total current liabilities

23,493

Total liabilities

23,493

Stockholders’ Deficit

Common stock, par value $.001, 100,000,000 shares

authorized, 1,910,000 shares issued and outstanding

1,910

Additional paid in capital

25,094

Deficit accumulated during the exploration stage

(46,662)

Accumulated other comprehensive loss

(265)

Total stockholders’ deficit

(19,923)

Total liabilities and stockholders’ deficit

$

3,570

See accompanying notes to the financial statements.

Big Bear Resources Inc.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss (Unaudited)

 For the period

     For the three

   from January 23,

month period ended

  2007 (Inception) to

September 30, 2007

 September 30, 2007             September 30, 2007

Revenues:

$

-

$

-

Operating expenses:

    Exploration costs

-

5,000

    Selling, general and administrative

20,289

41,369

    Depreciation expense

100

293

Operating loss before income taxes

(20,389)

(46,662)

Income tax expense (benefit)

-

-

Net loss available to common stockholders

$

(20,389)

$

(46,662)

Other comprehensive income:

    Foreign currency translation adjustment

(1,994)

(265)

Comprehensive loss for the period

$

(22,383)

$

(46,927)

Basic and diluted loss per common share

$                   (.01)

$                    (.02)

Weighted average shares outstanding

1,910,000

1,910,000

See accompanying notes to the financial statements.

Big Bear Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

For the period

 For the three

 from January 23,

month period ended                    2007 (Inception) to

September 30, 2007                 September 30, 2007

Cash flows from operating activities:

Net loss

$

(20,389)

$

(46,662)

Adjustments to reconcile net loss to

net cash provided by (used in) operating activities:

Non-cash expenses

10,773

15,773

Depreciation expense

100

293

Prepaid expenses

3,743

(1,128)

Accounts payable

(2,046)

2,406

Accounts payable – related party

9,802

21,087

Net cash provided by (used in) operating activities

1,983

(8,231)

Cash flows from investing activities:

Property, plant and equipment

-

(1,234)

Net cash used in investing activities

-

(1,234)

Cash flows from financing activities:

Issuance of common stock for cash

-

11,080

Net cash provided by financing activities

-

11,080

Net increase in cash and cash equivalents

1,983

1,615

Effect of exchange rate changes on cash

(1,907)

(45)

Cash at beginning of period

1,494

-

Cash at end of period

$

1,570

$

1,570

Cash paid for interest

$

-

$

-

Cash paid for income taxes

$

-

$

-

See accompanying notes to the financial statements.

Big Bear Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form SB-2 filed on October 11, 2007.  Operating results for the period from January 23, 2007 (Inception) to September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

2.  ORGANIZATION

Big Bear Resources Inc. (the “Company”) was incorporated on January 23, 2007 in the State of Nevada, U.S.A.  Its operations are primarily based in Vancouver, British Columbia, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  The Company has acquired an option to acquire a 100 percent interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada.  The Company is currently conducting mineral exploration activities on the mineral claim in order to assess whether it possesses commercially exploitable reserves of silver, gold, lead or zinc.  To date, the Company’s activities have been limited to its formation, minimal operations and the raising of equity capital.

3.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

FOREIGN CURRENCY TRANSLATIONS

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’

Big Bear Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

FOREIGN CURRENCY TRANSLATIONS (CONTINUED)

equity (deficit) as a component of other comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

The Company recorded an unrealized foreign currency translation loss, totaling $265 for the period from January 23, 2007 (Inception) to September 30, 2007, in accumulated other comprehensive income.

4.

  RELATED PARTY TRANSACTIONS

The Company’s President has agreed to defer his monthly salary, totaling $3,000 per month, until the Company has successfully obtained financing necessary to fund its working capital requirements.  Accordingly, at September 30, 2007 the Company had incurred $21,087 in salary payable to its President.  This amount has been recorded in accounts payable – related party.

5.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2007, the Company has a negative working capital balance of $20,849 and an accumulated deficit of $46,662.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of mineral reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

We are in the business of mineral exploration.  We have acquired an option to acquire a 100% interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada

Big Bear Resources Inc. is a Nevada corporation incorporated on January 23, 2007.  Our principal offices are located at 804 – 1238 Melville Street, Vancouver, BC V6E 4N2.

Our business plan is to proceed with the exploration of the Big Bear mineral claim to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc.  After we proceed with phase one of the exploration program, we will assess whether to proceed to phase two of the recommended geological work program upon completion of an assessment of the results of phase one of the geological work program.

We anticipate that Phase I of the recommended geological work program will cost approximately $2,000.  We had approximately $1,570 in cash reserves as of September 30, 2007.  Prior to the commencement of Phase II, the Company anticipates the need for additional financing, either through loans or the sale of securities.  Scott Houghton, the Company’s CEO, has verbally agreed to defer his fees until the completion of Phase II, reducing the total working capital required during Phase I and Phase II.  In consideration of these facts, we anticipate having sufficient funds to complete Phase I of the geological work program.  This expenditure will also enable us to meet the exploration expenditure requirement under the option agreement for the period through September 30, 2007.

We believe that our cash reserves are also sufficient to meet our obligations for the next twelve month period to Mr. Houghton under his management agreement and to pay for the legal and accounting expense of complying with our obligations, under the Securities Exchange Act of 1934, as a reporting issuer.  These expenses will be in addition to the cost of completing Phase I of the exploration program.

We will require additional funding in the event that we decide to proceed with Phase II of the exploration program.  The anticipated cost of the Phase II exploration program is $15,000, which is in excess of our projected cash reserves remaining upon completion of Phase I of the exploration program.  We anticipate that additional funding will be in the form of debt equity financing from the sale of our common stock.

We will require additional funding in the event that we decide to proceed with Phase III of the exploration program.  The anticipated cost of the Phase III exploration program is $75,000, which is in excess of our projected cash reserves remaining upon completion of Phase I of the exploration program.  We anticipate that additional funding will be in the form of debt or equity financing from the sale of our common stock.

If we do not make the required exploration expenditures of $10,000 by June 30, 2008, or $32,000 in aggregate by December 31, 2008, make the Option payments of $10,000 by December 1, 2007, or $75,000 in aggregate by December 31, 2008, our Option will terminate and we will lose all our rights and interest in the Big Bear Claim. Please note, the Optionor has granted the Company an additional 6 months to make the June 30, 2007 expenditures.  However, if we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding.  We have not undertaken any efforts to locate a joint venture partner.  We may also pursue acquiring interests in alternate mineral properties in the future.

Item 3.  Controls and Procedures

As of the end of the period cover by this report, Big Bear carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Big Bear’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that Big Bear’s disclosure controls and procedures were effective.

Big Bear also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

There were no significant changes in Big Bear’s internal controls or in other factors that could significantly affect these controls from January 23, 2007 to September 30, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.

None

Item 6.  Exhibits

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BEAR RESOURCES INC.

November 19, 2007

/s/ Scott C. Houghton

DATE

SCOTT C. HOUGHTON, PRESIDENT