Form 10KSB
period 2007-12-31
BIG BEAR RESOURCES INC.
filed 2008-03-14
CIK 1405249

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

 FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

BIG BEAR RESOURCES INC.

----------------------------

(Name of Small Business Issuer in its charter)

Nevada	333-144226	26-0148468
State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.

Suite 804 – 1238 Melville Street

Vancouver, BC V6E 4N2

(778) 839-5533

(Address and telephone number of principal executive offices)

Parsons/Burnett/Bjordahl, LLP

2070 Skyline Tower

10900 NE 4th Street

Bellevue, WA 98004

(425) 451-8036

(Name, address and telephone numbers of agent for service)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X ] Yes  [  ] No

Revenues for the fiscal year ended December 31, 2007 were:

nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2007:   The Company’s common stock is not currently traded

Number of shares of common stock, $0.001 par value per share, of the registrant outstanding as of December 31, 2007: 1,910,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

Transitional Small Business Issuer Format   Yes [  ]    No [X]

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties.  We have acquired the “Option” to a 100% interest in the mineral claim described below under the heading "Option Agreement".  The mineral claim is in the Slocan Mining Division of the Province of British Columbia, Canada and is referred to by us as the Big Bear Claim. Our business plan is to carry out exploration work on the Big Bear Claim in order to ascertain whether it possesses commercially developable quantities of gold, silver, lead or zinc.  We can provide no assurance that a commercially viable mineral deposit, or reserve, exists in Big Bear Claim until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

Option Agreement

We have entered into an Option Agreement dated January 23, 2007, with Scott C. Houghton.  Under the option agreement, we are granted the exclusive right and option to acquire a 100% interest in the Big Bear Claim for a total consideration of US$75,000 (all figures are in United States dollars), plus the payment of exploration and development expenditures on the claim totaling $32,000.  The failure by the Company to make any of the expenditures required of us under the Option Agreement shall cause the termination of the Option Agreement with us.  We may terminate the Option Agreement at any time upon written notice to Mr. Houghton.

We were to make a payment of $5,000 to Scott C. Houghton under the Option Agreement, which was paid by the issuance of common stock.  In order to exercise the Option, we must pay an additional $70,000 US as follows:

(1)

$10,000 on or before December 1, 2007;

(2)

$10,000 on or before December 31, 2007;

(3)

$50,000 on or before December 31, 2008.

Both payments required to be made by December 31, 2007 have been waived by Mr. Houghton and have therefore been recorded as contributed capital.

In addition, we must incur expenditures in the exploration of the Big Bear Claim.  The Company and Mr. Houghton have signed an Addendum to the Option Agreement amending the dates on which those expenditures are to be made.  Under the terms of the Addendum, we are required to make expenditures in the following amounts by the following dates in order to exercise the option:

(1)

$2,000 by December 31, 2008;

(2)

$10,000 by June 30, 2009;

(3)

$20,000 by December 31, 2009.

If we incur any exploration expenditures in excess of the requirement in any period the excess may be carried forward and applied to expenditures required in succeeding periods.

Location and Access of the Big Bear Claim

The mineral claim comprising the Big Bear Claim consists of a mineral claim covering approximately 556 acres located in the Slocan Mining Division in the Province of British Columbia, Canada. The claim is comprised of the mineral claim numbers 554054, 554035 and 554056.

The property is located in the Slocan Mining Division of Southwest British Columbia on the slopes of Mount Carlyle approximately seven (7) miles west of the town of Kaslo, British Columbia and is accessible by vehicle from Kaslo via the Kaslo-New Denver paved highway about 4 miles west of Kaslo, thence by the Keen Creek road, westerly for about 4.5 miles, then by 4-wheel drive road up the valley of Nelson-Creaston to the old workings of the Martin and Flint veins, Mountain Con and Comstock-Viginia past producers.

Prior Exploration of the Flint and Martin Mineral Claims, Adjacent (2km West) of Big Bear Claims

Mineralization has been known in the Mount Carlyle area since the late 1890's.  The Flint vein was staked in 1898 and the Martin prospect was located in 1902.  The Big Bear Claim is located near the Flint and Martin areas.

Several individuals operated the Flint Mine discontinuously between 1905 and 1953.  It has been reported that a total of 339 tons of ore were produced from this mine.  This consisted of 11,450 ounces of Silver, 149,279 pounds of Lead and 11,672 pounds of Zinc.

The Martin Mines situated in the southeast corner of the Flint mineral claims, operated between 1915 and 1924, produced 59 tons containing 3268 ounces of Silver, 62,582 pounds of Lead and 4368 pounds of Zinc.

Moderate amounts of work including road building and some mining were carried out in recent years.  However, it appears that little or no development has been done and no shipments have been made from the property.

From April to September 1979, Keen Creek Developments Ltd. mined about 1,600 tons of ore from the Last Chance claim located some 2,000 feet south east of the Flint claim.

A diamond drill hole in 1987 is reported to have intersected argillites, limestone and granodiorite porphyry and a 4 to 5 foot section containing sulphides. Apparently, no assays were taken.

We know of no other work that was carried out on the site.

Geological Report and Recommended Work Program

We have obtained a geological property evaluation report on the Flint mineral claim, which is adjacent to the Big Bear claims.  The property report was prepared by Mr. William G. Timmins, P.Eng, and is dated June 2000.  The geological report summarizes the geology and the prior exploration of the mineral claims, gives conclusions as to the results of the prior exploration and makes a recommendation to conduct further geological exploration on the Flint mineral claim.

Generally, we hold a claim consisting of 8 units, located at Carlyle Creek in the Slocan Mining Division of Southern British Columbia, Canada. The property hosts mineralized vein structures with significant silver, lead and zinc values from numerous old workings.

The geological report recommends a three-phased exploration program, each phase subject to results of the preceding phase.  The program consists of reconnaissance of the property to determine location and condition of underground workings, check geological samples, compile data, perform surface and underground mapping, and do sampling and prospecting followed by diamond drilling.

The following outlines the phases and estimated costs of this recommended work program:

PHASE I

- -------

Reconnaissance including location and condition of workings and check sampling

$  2,000

PHASE II

- --------

1.

Data compilation and preparation of composite map

$  2,000

2.

Surface geological mapping, prospecting, sampling

2,000

3.

Underground geological mapping and sampling

1,000

4.

Transportation, truck, rental, gas, supplies

3,000

5.

Accommodation, meals, etc.

1,000

6.

Engineering, supervision, reports

3,000

----------

$12,000

                          Contingency

3,000

----------

                          TOTAL PHASE II

$ 15,000

======

PHASE III

- ---------

Phase III work is dependent upon results of Phase II, but would likely consist of diamond drilling.

Preliminary Allowance, 3,000 feet at  $25/ft

$ 75,000

-----------

                          TOTAL PHASE III

$ 75,000

======

TOTAL (EST.) COST ALL PHASES

$ 92,000

======

The report also advises that additional work could be designed following the above phases.

Administration

We have entered into a management agreement dated January 26, 2007, with Scott Houghton, a Company director and its President. Under the management agreement, Mr. Houghton is to provide office administration services to us for a fee of $3,000 US per month for a one year term commencing February 1, 2007, and ending on March 1, 2008.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Province of British Columbia, specifically. In addition, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained.  The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We have budgeted for regulatory compliance costs in the proposed work program recommended by the geological report.  We will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken.  The amount of these costs is not known at this time, as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environmental laws will be greater than in phase one because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment.

Employees

We have no employees, other than our officers, as of the date of this report.

Our officers are Mr. Scott Houghton who is our President, Mr. Benny Mumford who is our Vice-President and Mrs. Korina Houghton who is our Secretary and Treasurer.  Mr. Houghton, Mr. Mumford and Mrs. Houghton are also our directors.  Mr. Houghton provides his services on a part-time basis as required for our business pursuant to a Management Services Agreement.  Mr. Houghton presently commits approximately 15% of his business time to our business.  We presently pay Mr. Houghton a management fee for his management services in the amount of $3,000 per month pursuant to the management agreement.

We do not pay any compensation to our other officers and directors solely for serving as directors on our board of directors.

We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.

PROPERTIES

We have an option to acquire a 100% interest in the Big Bear 1, @ and 3 claims, as described in the section above entitled Description of Business.  We do not own or lease any property other than our option to acquire an interest in the Big Bear mineral claim.  Due to a typographical error while registering the second claim with the British Columbia Mining Authority, the official name of the claim was registered as Big Bear @, rather than Big Bear 2.  Due to the extensive expense, time and effort involved in changing the name, the Company has decided to leave the name as is.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

While the Company’s common stock was approved for trading on the Over-The-Counter Bulletin Board under the symbol BGBE, there has been no trading activity on its stock.

At the present time, there are no assets available for the payment of dividends.  The Company does not anticipate paying any dividends in the next twelve months.

Under our Articles of Incorporation, the total number of shares of all classes of stock that we are authorized to issue is 100,000,000 shares of common stock, par value $0.001 per share.   As of December 31, 2007, a total of 1,910,000 shares of common stock were issued and outstanding.  All issued and outstanding shares of our common stock are fully paid and non-assessable.

Common Stock

Holders of common stock have the right to cast one vote for each share held of record on all matters submitted to a vote of the stockholders, including the election of directors. Holders of common stock do not have cumulative voting rights in the election of directors. Holders of a majority of the voting power of the capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders, and a vote by the holders of a majority of such outstanding shares is required to effect certain fundamental corporate changes such as liquidation, merger or amendment of our Articles of Incorporation.

Holders of common stock are entitled to receive dividends pro rata based on the number of shares held, when, as and if declared by the board of directors, from funds legally available therefore. In the event of our liquidation, dissolution or winding up, all assets and funds remaining after the payment of all debts and other liabilities shall be distributed, pro rata, among the holders of the common stock. There are no redemption or sinking fund provisions applicable to the common stock.  All outstanding shares of common stock are fully paid and non-assessable.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Holders of Our Common Stock

As of the date of this report, we have 33 registered shareholders.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are in the business of mineral exploration.  We have acquired an option to acquire a 100% interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada.

Big Bear Resources Inc. is a Nevada corporation incorporated on January 23, 2007.  Our principal offices are located at 804 – 1238 Melville Street, Vancouver, BC V6E 4N2.

Our business plan is to proceed with the exploration of the Big Bear mineral claim to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc.  After we proceed with Phase I of the exploration program, we will assess whether to proceed to Phase II of the recommended geological work program upon completion of an assessment of the results of phase one of the geological work program.

We anticipate that Phase I of the recommended geological work program will cost approximately $2,000.  We had approximately $1,579 in cash reserves as of December 31, 2007.  Prior to the commencement of Phase II, the Company anticipates the need for additional financing, either through loans or the sale of securities.  Scott Houghton, the Company’s CEO, has verbally agreed to defer his fees until the completion of Phase II, reducing the total working capital required during Phase I and Phase II.  In consideration of these facts, we anticipate having sufficient funds to complete Phase I of the geological work program.  This expenditure will also enable us to meet the exploration expenditure requirement under the option agreement, as amended, for the period through December 31, 2008.

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

If we do not make the required exploration expenditures of $10,000 by June 30, 2009, or $32,000 in aggregate by December 31, 2009, make the Option payments of $75,000 in aggregate by December 31, 2008, our Option will terminate and we will lose all our rights and interest in the Big Bear Claim. Please note, the Optionor has granted the Company an additional 12 months to make the required expenditures.  However, if we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding.  We have not undertaken any efforts to locate a joint venture partner.  We may also pursue acquiring interests in alternate mineral properties in the future.

ITEM 7.  FINANCIAL STATEMENTS

Included herewith are the following financial statements:

Big Bear Resources Inc.

(An Exploration Stage Company)

Financial Statements

For the period from

January 23, 2007 (Inception)

to December 31, 2007

Big Bear Resources Inc.

(An Exploration Stage Company)

Index to Financial Statements

For the period from January 23, 2007 (Inception) to December 31, 2007

  Page(s)

Report of Independent Registered Public Accounting Firm

2

Balance Sheet as of December 31, 2007

3

Statement of Operations and Comprehensive Loss for

the period from January 23, 2007 (Inception) to

December 31, 2007

4

Statement of Stockholders’ Deficit for the period

from January 23, 2007 (Inception), to December 31, 2007

5

Statement of Cash Flows for the period from January 23, 2007,

(Inception) to December 31, 2007

6

Notes to the Financial Statements                                                                                                               7-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Big Bear Resources Inc.

Vancouver, British Columbia

Canada

We have audited the accompanying balance sheet of Big Bear Resources Inc. (an exploration stage company) (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the period  from January 23, 2007 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Bear Resources Inc. (an exploration stage company) as of December 31, 2007, and the results of its operations, stockholders’ deficit and its cash flows for the period from January 23, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

March 13, 2008

Big Bear Resources Inc.

(An Exploration Stage Company)

Balance Sheet

   December 31,

            2007

ASSETS

Current assets:

Cash and cash equivalents

$

1,579

Prepaid expenses

1,224

Total current assets

2,803

Property, plant and equipment:

Office equipment

1,243

Less: Accumulated depreciation

(414)

Net property, plant and equipment

829

Total assets

$

3,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable

$

1,304

Accounts payable – related party

30,000

Total current liabilities

31,304

Total liabilities

31,304

Stockholders’ Deficit

Common stock, par value $.001, 100,000,000 shares

authorized, 1,910,000 shares issued and outstanding

1,910

Additional paid in capital

61,354

Deficit accumulated during the exploration stage

(91,391)

Accumulated other comprehensive income

455

Total stockholders’ deficit

(27,672)

Total liabilities and stockholders’ deficit

$

3,632

See accompanying notes to the financial statements.

Big Bear Resources Inc.

(An Exploration Stage Company)

Statement of Operations and Comprehensive Loss

  For the period

 from January 23,

2007 (Inception) to

December 31, 2007

Revenues:

$

-

Operating expenses:

Exploration costs

25,000

Selling, general and administrative

65,977

Depreciation expense

414

Operating loss before income taxes

(91,391)

Income tax expense (benefit)

-

Net loss available to common stockholders

$

(91,391)

Other comprehensive income:

Foreign currency translation adjustment

455

Comprehensive loss for the period

$

(90,936)

Basic and diluted loss per common share

$                    (.05)

Weighted average shares outstanding

1,910,000

See accompanying notes to the financial statements.

Big Bear Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Deficit

For the period from January 23, 2007 (Inception) to December 31, 2007

        Deficit

      Accumulated

   Additional

   Accumulated

            Other

            Total

    Common Shares

      Paid-In

         During the

       Comprehensive

         Stockholders’

       Shares

     Amount

      Capital

Exploration Stage

           Income

           Deficit

Balance, January 23, 2007

-

$

-

$

-

$

-

$

-

$

-

Common shares issued for cash,

assets and expenses at $.008

per share

1,910,000

1,910

14,170

-

-

16,080

Capital contribution of

Expenses

-

-

47,184

-

-

47,184

Loss during the period from

Inception to December 31,

2007

-

-

-

(91,391)

-

(91,391)

Foreign currency translation

Adjustment

-

-

-

-

455

455

Balance, December 31, 2007

1,910,000

$

1,910

$

61,354

$

(91,391)

$

455

$

(27,672)

See accompanying notes to the financial statements.

Big Bear Resources Inc.

(An Exploration Stage Company)

Statement of Cash Flows

    For the period

  from January 23,

2007 (Inception) to

December 31, 2007

Cash flows from operating activities:

Net loss

$

(91,391)

Adjustments to reconcile net loss to

net cash used in operating activities:

Prepaid expenses

(1,224)

Non-cash expenses

52,184

Depreciation expense

414

Accounts payable

1,304

Accounts payable – related party

30,000

Net cash used in operating activities

(8,713)

Cash flows from investing activities:

Property, plant and equipment

(1,243)

Net cash used in investing activities

(1,243)

Cash flows from financing activities:

Issuance of common stock for cash

11,080

Net cash provided by financing activities

11,080

Net increase in cash and cash equivalents

1,124

Effect of exchange rate changes on cash

455

Cash at beginning of period

-

Cash at end of period

$

1,579

Cash paid for interest

$

-

Cash paid for income taxes

$

-

See accompanying notes to the financial statements.

Big Bear Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

1.  ORGANIZATION

Big Bear Resources Inc. (the “Company”) was incorporated on January 23, 2007 in the State of Nevada, U.S.A.  Its operations are primarily based in Vancouver, British Columbia, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  The Company has acquired a 100 percent interest in mineral claims located in the Slocan Mining Division in the Province of British Columbia, Canada (see Note 3).  The Company is currently conducting mineral exploration activities on the mineral claims in order to assess whether they possess commercially exploitable reserves of silver, gold, lead or zinc.  To date, the Company’s activities have been limited to its formation, exploration, minimal operations and the raising of equity capital.

EXPLORATION STAGE COMPANY

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to the development of an exploration program on its existing mineral claim and the ultimate acquisition of possible mineral properties.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,579 in cash and cash equivalents at December 31, 2007.

MINERAL ACQUISITION AND EXPLORATION COSTS

The Company has been in the exploration stage since its formation on January 23, 2007 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are

Big Bear Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL ACQUISITION AND EXPLORATION COSTS (CONTINUED)

capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share for the period ended December 31, 2007:

December 31, 2007

Net Loss

$

(91,391)

Weighted average common shares

outstanding (Basic)

1,910,000

Options

-

Warrants

-

Weighted average common shares

outstanding (Diluted)

1,910,000

Net loss per share (Basic and Diluted)

$                 (0.05)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

FOREIGN CURRENCY TRANSLATIONS

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included in stockholders’ equity (deficit) as a component of other comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

The Company recorded an unrealized foreign currency translation gain, totaling $455 for the period from January 23, 2007 to December 31, 2007, in Accumulated Other Comprehensive Income.

Big Bear Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

RECENT ACCOUNTING PRONOUNCEMENTS

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements.  The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The adoption of SFAS 159 has not materially affected the Company’s reported loss, financial condition, or cash flows.

3.  MINERAL CLAIM OPTION AGREEMENT

In January, 2007, the Company entered into an option to purchase certain mineral claims (the “Option”) located in the Slocan Mining Division of British Columbia from the Company’s President.  The Option provides for the Company to acquire a 100 percent undivided interest in and to the aforementioned mineral claims, free and clear of all charges, encumbrances and claims in exchange for $5,000, which amount was paid by issuing 500,000 shares of common stock.  In addition, the Company is required to make payments pursuant to the Option as follows:

Payment No.	Amount	Date
1	$ 10,000	12/01/2007
2	$ 10,000	12/31/2007
3	$ 50,000	12/31/2008

Big Bear Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

3.  MINERAL CLAIM OPTION AGREEMENT (CONTINUED)

The Company is required to incur exploration expenditures of up to $32,000 related to the mineral claims acquired prior to the end of given periods as per the following schedule:

Payment No.	Amount	Date
1	$ 2,000	12/31/2007
2	$ 10,000	06/30/2008
3	$ 20,000	12/31/2008

If the Company incurs less in exploration expenditures during a given period than the amounts as per the schedule above, it will be required to pay the difference prior to the expiration of that period.  If the Company incurs more in exploration expenditures than the amounts as per the schedule above, the excess amount will be carried forward and applied to the exploration expenditures to be incurred in the succeeding periods.

The Option is terminable by the Company at its sole discretion upon giving proper notice to its President of intent to terminate.

As of December 31, 2007, the amounts payable by the Company to its President, totaling $20,000 per the Option, were waived by the President.  Accordingly, the $20,000 has been recorded as contributed capital by the President to the Company.  Also, this same amount has been recorded in exploration costs for the period ended December 31, 2007.

4.  STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

SHARE ISSUANCES

As of December 31, 2007, the Company had issued 1,910,000 common shares at $.001 per share, or $1,910.  Excess proceeds realized in exchange for the common shares issued totaled $7,260.  Of the issued and outstanding shares at December 31, 2007, 1,000,000 shares have been issued to the Company’s President.  In exchange for the shares received, the President purchased assets, or paid expenses for and on behalf of the Company, totaling $52,184.

There are no preferred shares authorized, issued or outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

5.  PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary

Big Bear Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

5.  PROVISION FOR INCOME TAXES (CONTINUED)

differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from January 23, 2007 (date of inception) through December 31, 2007 of approximately $61,391 will begin to expire in 2027. Accordingly, deferred tax assets of $21,487 were offset by the valuation allowance in the same amount.

6. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with its President to pay a monthly salary, totaling $3,000.  To date, this monthly amount has been deferred by the Company’s President, but will ultimately be paid in accordance with the underlying terms of the agreement.  Accordingly, $30,000 has been recorded as related party accounts payable at December 31, 2007.

7.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2007, the Company has a negative working capital balance of $28,501 and an accumulated deficit of $91,391.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.  In addition to deferred tax assets arising from NOL’s, the Company has deferred to tax assets of $10,500 arising from deferred compensation totaling $30,000 to its president, resulting in an additional increase to the valuation allowance of $10,500.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements of any kind with the company’s independent auditors.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Big Bear carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Big Bear’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that Big Bear’s disclosure controls and procedures were effective.

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

There were no significant changes in Big Bear’s internal controls or in other factors that could significantly affect these controls from January 23, 2007 (inception) to December 31, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8K which was not previously reported.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officer and directors and their respective ages as of December 31, 2007 are as follows:

Directors:

Name of Director

Age

-----------------------

-----

Scott Houghton

38

Benny Mumford

27

Korina Houghton

38

Executive Officers:

Name of Officer

Age

Office

---------------------

----

-------

Scott Houghton

38

President

Benny Mumford

27

Vice-President

Korina Houghton

38

Secretary and Treasurer

Set forth below is a brief description of the background and business experience of Mr. Houghton, Mr. Mumford and Mrs. Houghton for the past five years.

Mr. Scott Houghton has served as our President and one of our directors since January, 2007.   Mr. Houghton holds a Mechanical Engineering degree from the University of New Brunswick.  In the last four years, Mr. Houghton has been working as an investor relations consultant for several companies.  Previous to this, Mr. Houghton worked in the engineering and manufacturing divisions of Spar Aerospace Ltd.  Mr. Houghton was the Co-Founder, and has served as the Treasurer and a Director since March 1999 of The Foundations of Hope for Children’s Hospitals.  This is a Canadian federally registered charity which raises funds and donates medical equipment and services to children’s hospitals across Canada.  From April, 2004 to August, 2004, Mr. Houghton served as the President and a Director of Pan American Energy Corp., a junior oil and gas exploration firm based in Texas.  From January 23, to April, 2004, Mr. Houghton served as the President and a Director of August Biomedical Corp, a biomedical cervical and oral cancer research firm.  Mr. Houghton provides his services to us on a part-time basis.  Mr. Houghton presently devotes approximately 15% of his time to our business.

Mr. Benny Mumford is our Vice-President and is one of our directors.  Mr. Mumford was appointed as a director and vice-president on January 27, 2007.  Mr. Mumford has been employed as the Vice President of Marketing and Sales at BM Marketing since September 2004. BM Marketing provides marketing and advertising services to publishers of various outdoor water sports and sailing magazines. He has also worked as a Senior Manager for Tuluus Boat Works, Inc., a Vancouver based power and sail boat retro-fit and design company from May 1, 2001 to August, 2004, and has worked for them as a consultant since August 2004.  Mr. Mumford provides his services to us on a part-time basis.  Mr. Mumford presently devotes approximately 5% of his time to our business.

Korina Houghton is our Secretary and Treasurer and one of our directors.  Mrs. Houghton was appointed as a director and officer on January 28, 2007.  Mrs. Houghton holds a Bachelor of Forestry (Wild Life) from the University of New Brunswick.  From April, 2004 to August, 2004, Mrs. Houghton served as the Secretary and Treasurer of Pan American Energy Corp., a junior oil and gas exploration firm based in Texas.  From January, 2003 to April 2004, Mrs. Houghton served as the Secretary and Treasurer of August Biomedical Corp, a biomedical cervical and oral cancer research firm.  Since June, 2006, Mrs. Houghton has served as the Office Manager of Timberline National Resources Group, Inc., a forestry consulting company based in Vancouver, British Columbia, Canada.  From January, 2000 to June, 2006, she served as the Office Manager of JS Thrower & Associates, a forestry consulting firm based in Vancouver and Kelowna, British Columbia.  Mrs. Houghton provides her services to us on a part-time basis.  Mrs. Houghton presently devotes approximately 5% of her time to our business.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Legal Proceedings

None of the officers, directors, control persons or promoters of the Company have been involved in any legal proceedings involving any bankruptcy, criminal proceeding, court orders barring involvement in business activities, and none of them have been found to have violated any federal or state securities or commodities law.

Significant Employees

We have no significant employees other than the officers and directors described above.

Compliance with Section 16(a) of the Exchange Act.

The Company is not aware of a director or officer who is delinquent in their reporting under Section 16(a) of the Exchange Act.

Code of Ethics

Big Bear has not adopted a code of ethics at this time.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) No officer or director of the Company is receiving any remuneration at this time although the Company has entered into a management contract with Scott Houghton which entitles him to receive $3,000 per month in exchange for certain management services to be provided to the Company.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan which presently exists, except for the management agreement by and between the Company and Scott Houghton. There are no plans to increase the number of employees significantly over the next twelve months.

Director Compensation

Members of the Company’s Board of Directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.

Stock Option Grants

As of the date of this report the Company has not granted any stock options

Employment Agreements

We have a management services agreement with Mr. Scott Houghton, a Company director and its President.  Mr. Houghton provides his services to us on a part-time basis.  We pay him a fee of $3,000 per month for these services.

We do not have an employment or consultant agreement with Mr. Benny Mumford or Mrs. Korina Houghton, our other officers and directors.  We did not pay any salary or consulting fees to Mr. Benny Mumford or Mrs. Korina Houghton.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31,2007, the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 5% of our common stock and by our officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 1,910,000 shares of common stock issued and outstanding on December 31, 2007.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage Ownership of Common Stock
Scott Houghton 1525 Yew Street Vancouver, B.C. Canada, V6J 3E5 Director, President	1,000,000	52.3%
Benny Mumford 3475 Windermere Street Vancouver, B.C. Canada V5M 3R9 Director, Vice President	100,000	5.2%
Korina Houghton 804 – 1238 Melville Street Vancouver, BC Canada, V6E 4N2 Director, Secretary, Treasurer	500,000	26.2%
Directors and Officers as a Group (3)	1,600,000	83.8%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth in this section, none of the following parties has, since our date of incorporation, any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*     Any of our directors or officers;

*     Any person proposed as a nominee for election as a director;

*     Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

*     Any of our promoters;

*     Any relative or spouse of any of the foregoing persons who has the same house as such person.

We have entered into a management agreement with Mr. Scott Houghton, our President and a director, whereby Mr. Houghton provides management services to us in consideration for the payment of a management fee of $3,000 per month.

In January, 2007, the Company entered into an option to purchase certain mineral claims (the “Option”) located in the Slocan Mining Division of British Columbia from the Company’s President, Mr. Scott Houghton.  The Option provides for the Company to acquire a 100 percent undivided interest in and to the aforementioned mineral claims, free and clear of all charges, encumbrances and claims in exchange for $5,000, which amount was paid by the issuance of common stock and the Company is also required to make payments pursuant to the Option as follows:

Payment No.	Amount	Date
1	$ 10,000	12/01/2007
2	$ 10,000	12/31/2007
3	$ 50,000	12/31/2008

Mr. Houghton has waived the payments due in December, 2007, and these have been recorded as contributed capital in the Company’s year end financial statements.  The Company is required to incur exploration expenditures of up to $32,000 related to the mineral claims acquired prior to the end of given periods as per the following schedule, as amended under and Addendum to the Option Agreement:

Payment No.	Amount	Date
1	$ 2,000	12/31/2008
2	$ 10,000	06/30/2009
3	$ 20,000	12/31/2009

If the Company incurs less in exploration expenditures during a given period than the amounts as per the schedule above, it will be required to pay the difference prior to the expiration of that period.  If the Company incurs more in exploration expenditures than the amounts as per the schedule above, the excess amount will be carried forward and applied to the exploration expenditures to be incurred in the succeeding periods.

The Option is terminable by the Company at its sole discretion upon giving proper notice to its President of intent to terminate.  The failure, by the Company, to make any of the above referenced expenditures shall cause the Option Agreement to terminate.

ITEM 13.  EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
3.3	Amendment to Bylaws	Previously Filed
10.1	Addendum to Option Agreement	Included
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

ITEM14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1.

Audit Fees:

Aggregate  fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2006:

$

0

2007:

$

12,000

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006:

$

0

2007:

$

0

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006:

$

0

2007:

$

0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006:

$

0

2007:

$

0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BEAR RESOURCES INC.

Date:  March 13, 2008                                                        /s/ Scott C. Houghton

Scott C. Houghton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott C. Houghton	/s/ Benny Mumford
Scott C. Houghton	Benny Mumford
President, CEO, CFO, Director	Vice President, Directort
Date: 3/13/08	Date: 3/13/08

/s/ Korina Houghton
Korina Houghton
Secretary, Treasurer, Director
Date: 3/13/08