Form 10-Q
period 2008-03-31
URANIUM PLUS RESOURCE CORP.
filed 2008-05-19
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission File No. 333-144226

URANIUM PLUS RESOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

26-0148468

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

Suite 107 – 17624 15th Avenue, Mill Creek, Washington, 98012

 (Address of principal executive offices)

(206) 963-4519

(Registrant’s telephone number)

BIG BEAR RESOURCES, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 31, 2008, there were 1,910,000 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Uranium Plus Resource Corporation

(formerly Big Bear Resources, Inc.)

(An Exploration Stage Company)

Financial Statements

(Unaudited)

For the period from

January 23, 2007 (Inception)

to March 31, 2008

Uranium Plus Resource Corporation

(formerly Big Bear Resources, Inc.)

(An Exploration Stage Company)

Index to Unaudited Financial Statements

For the period from January 23, 2007 to March 31, 2008

  Page(s)

Balance Sheets as of March 31, 2008 and December 31, 2007 (Unaudited)

5

Statements of Operations for the three month period ended

March 31, 2008; and from January 23, 2007, (Inception) to

March 31, 2007; and for the period from January 23, 2007

(Inception) to March 31, 2008 (Unaudited)

6

Statements of Cash Flows for the three month period ended

March 31, 2008; and from January 23, 2007, (Inception) to

March 31, 2007; and for the period from January 23, 2007

(Inception) to March 31, 2008 (Unaudited)

7

Notes to the Financial Statements (unaudited)

8-9

Financial Information

Uranium Plus Resource Corporation

(formerly Big Bear Resources, Inc.)

(An Exploration Stage Company)

Balance Sheets (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$ 1,533	$ 1,579
Prepaid expenses	1,224	1,224
Total current assets	2,757	2,803

Property, plant and equipment:
Office equipment	1,195	1,243
Less: Accumulated depreciation	(498)	(414)
Net property, plant and equipment	697	829

Total assets	$ 3,454	$ 3,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 1,304	$ 1,304
Accounts payable – related party	39,000	30,000
Total current liabilities	40,304	31,304

Total liabilities	40,304	31,104

Stockholders’ Deficit
Common stock, par value $.001, 100,000,000 shares
authorized, 1,910,000 shares issued and outstanding	1,910	1,910
Additional paid in capital	61,993	61,354
Deficit accumulated during the exploration stage	(101,133)	(91,391)
Accumulated other comprehensive income	380	455
Total stockholders’ deficit	(36,850)	(27,672)

Total liabilities and stockholders’ deficit	$ 3,454	$ 3,632

See accompanying notes to the financial statements.

Financial Information

Uranium Plus Resource Corporation

(formerly Big Bear Resources, Inc.)

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss (Unaudited)

		For the period	For the period
	For the three	from January 23,	from January 23,
	month period ended	2007 (Inception) to	2007 (Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Revenues:	$	$ -	$ -

Operating expenses:
Exploration costs	-	5,000	25,000
Selling, general and administrative	9,640	5,515	75,635
Depreciation expense	102	88	498
Operating loss before income taxes	(9,742)	(10,603)	(101,133)

Income tax expense (benefit)	-	-	-

Net loss available to common stockholders	$ (9,742)	$ (10,603)	(101,133)

Other comprehensive income:
Foreign currency translation adjustment	-	143	380

Comprehensive loss for the period	$ (9,742)	$ (10,460)	$ (100,753)

Basic and diluted loss per common share	$ (.01)	$ (.01)

Weighted average shares outstanding	1,910,000	1,910,000

See accompanying notes to the financial statements.

Financial Information

Uranium Plus Resource Corporation

(formerly Big Bear Resources, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

		For the period	For the period
	For the three	from January 23,	from January 23,
	month ended	2007 (Inception)	2007 (Inception)
	March 31, 2008	to March 31, 2007	to March 31, 2008
Cash flows from operating activities:
Net loss	$ (9,742)	$ (10,603)	$ (101,133)
Adjustments to reconcile net loss to
net cash used by operating activities:
Prepaid expenses	-	(4,337)	(1,224)
Non-cash expenses	640	5,286	56,620
Depreciation expense	102	88	498
Accounts payable	-	862	1,304
Accounts payable – related party	9,000	2,602	39,000
Net cash used by operating activities	-	(6,102)	(4,935)
Cash flows from investing activities:
Property, plant and equipment	-	-	(1,195)
Net cash used by investing activities	-	-	(1,195)

Cash flows from financing activities:
Issuance of common stock for cash	-	7,283	7,283
Net cash provided by financing activities	-	7,283	7,283

Net increase in cash and cash equivalents	-	1,181	1,153
Effect of exchange rate changes on cash	(46)	143	380

Cash at beginning of period	$ 1,579	$ -	$ -
Cash at end of period	$ 1,533	$ 1,324	$ 1,533

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SUPPLAMENTAL DISCLOSURE OF NON CASH ACTIVITIES

An officer of the Company paid expenses in behalf of the Company in the amount of $640 and accordingly has been recorded as contributed capital.

See accompanying notes to the financial statements.

 Uranium Plus Resource Corporation

(formerly Big Bear Resources, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-KSB filed on March 14, 2008.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2008.

2.  ORGANIZATION

Uranium Plus Resource Corporation (the “Company”) was incorporated on January 23, 2007 in the State of Nevada, U.S.A., as Big Bear Resources, Inc.  Its name was changed to Uranium Plus Resource Corporation on March 21, 2008.  Its operations are primarily based in Mill Creek, Washington, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  The Company has acquired a 100 percent interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada.  The Company is currently conducting mineral exploration activities on the mineral claim in order to assess whether it possesses commercially exploitable reserves of silver, gold, lead or zinc.  To date, the Company’s activities have been limited to its formation, minimal operations and the raising of equity capital.

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

Uranium Plus Resource Corporation

(formerly Big Bear Resources, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

FOREIGN CURRENCY TRANSLATIONS (CONTINUED)

equity (deficit) as a component of other comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

The Company recorded an unrealized foreign currency translation gain, totaling $380 for the period from January 23, 2007 (Inception) to March 31, 2008, in accumulated other comprehensive income.

4.

  RELATED PARTY TRANSACTIONS

The Company’s President has agreed to defer his monthly salary, totaling $3,000 per month, until the Company has successfully obtained financing necessary to fund its working capital requirements.  Accordingly, at March 31, 2008 the Company had incurred $39,000 in salary payable to its President.  This amount has been recorded in accounts payable – related party.

5.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2008, the Company has a negative working capital balance of $37,547 and an accumulated deficit of $101,133.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

6.  PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from January 23, 2007 (date of inception) through March 31, 2008 of approximately $101,133 will begin to expire in 2027. Accordingly, deferred tax assets of $35,397 were offset by the valuation allowance in the same amount.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Uranium Plus Resource Corporation (“UPLS” or the “Company”), is a Nevada Corporation trading on the OTC.OB (symbol UPLS).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation.

Prior to March 2008, the Company had acquired an option to acquire a 100% interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada  Our business plan was to proceed with the exploration of the Big Bear mineral claim to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc.  After further review, and pending other potential projects now under consideration, we may elect to proceed with these claims, or we may abandon these claims in favour of other mineral claims outside of Canada.

Currently, the Company is considering several uranium projects in Peru, including projects in the Poroto District, Province of Trujillo, Peru, and in the Corongo Province, also in Peru.  Management is negotiating potential purchases of claims or companies owning claims, and will make a decision on these potential projects in the second quarter of 2008.  At that time, a budget will have been created for exploration on any such claims.

Item 4T.  Controls and Procedures

As of the end of the period covered by this report, UPLS carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Uranium Plus’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that Uranium Plus’s disclosure controls and procedures were effective.

UPLS also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

There were no significant changes in Uranium Plus’s internal controls or in other factors that could significantly affect these controls from January 23, 2007 to March 31, 2008. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On March 19, 2008, a majority of stockholders approved a change in the Company’s name to Uranium Plus Resource Corporation  A copy of the filed Articles of Incorporation are attached hereto as an exhibit.

Item 5.

None

Item 6.  Exhibits

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM PLUS RESOURCE CORP.

May 15, 2008

DATE

H. JAMES GRAHAM

Chief Executive Officer