Form 10-Q
period 2008-06-30
URANIUM PLUS RESOURCE CORP.
filed 2008-08-14
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, there were 12,988,000 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Financial Statements

(Unaudited)

For the period from

January 23, 2007 (Inception)

to June 30, 2008

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Index to Unaudited Financial Statements

For the period from January 23, 2007 to June 30, 2008

  Page(s)

Balance Sheets as of June 30, 2008 and December 31, 2007

5

Statements of Operations and Comprehensive Loss for the three and six month period ended June 30, 2008; and for the three month period ended June 30, 2007

 6

      and the period from inception (January 23, 2007) through June 30, 2007, and the period from inception (January 23, 2007) through June 30, 2008.

Statements of Cash Flows for the six month period ended June 30, 2008;

and for the period from January 23, 2007 (inception) to June 30, 2007;

and for the period from January 23, 2007 (Inception) to June 30, 2008

7

Notes to the Financial Statements (unaudited)

8-11

Financial Information

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$112,419	$1,579
Prepaid expenses	-	1,224
Total current assets	112,419	2,803

Property, plant and equipment:
Office equipment	-	1,243
Less: Accumulated depreciation	-	(414)
Net property, plant and equipment	-	829

Total assets	$112,419	$3,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,318	$1,304
Accounts payable – related party	-	30,000
Convertible note payable (Note 5)	150,000	-
Total current liabilities	153,318	31,304

Total liabilities	153,318	31,304

Stockholders’ Deficit
Common stock, par value $.001, 100,000,000 shares
authorized, 12,988,000 shares issued and outstanding	12,988	12,988
after giving effect to 6.8 for 1 split on April 22, 2008
Additional paid in capital	89,915	50,276
Deficit accumulated during the exploration stage	(144,182)	(91,391)
Accumulated other comprehensive income	380	455
Total stockholders’ deficit	(40,899)	(27,672)

Total liabilities and stockholders’ deficit	$112,419	$3,632

See accompanying notes to the financial statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss (Unaudited)

				For the period	For the period
	For the three	For the three	For the six	From January 23	From January 23
	Month period ended	Month period ended	Month period ended	2007 (Inception) to	2007 (Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2008	June 30, 2008

Revenues:	$ -	$ -	$ -	$ -	$ -

Operating expenses
Exploration costs	20,533	-	20,533	5,000	45,533
Selling, general and administrative	22,516	15,565	32,156	21,080	98,151
Depreciation expense	-	105	102	193	498
Operating loss before other items and income tax	(43,049)	(15,670)	(52,791)	(26273)	(144,182)
Income tax expense (benefit)	-	-	-	-	-

Net loss available to common stockholders	$ (43,049)	$ (15,670)	$ (52,791)	$ (26,273)	(144,182)

Other comprehensive income
Foreign currency translation adjustment	-	1,586	(75)	1,729	380

Comprehensive loss for the period	$ (43,049)	$ (14,084)	$ (52,866)	$ (24,544)	$ (143,802)

Basic and diluted loss per common share	(.00)	(.00)	(.00)	(0.00)

Weighted average shares outstanding	12,988,000	12,988,000	12,988,000	12,988,000

See accompanying notes to the financial statements.

          Financial Information

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statement of Cash Flows (Unaudited)

	For the six month	For the period	For the period
	period from	from January 23,	from January 23,
	January 1, 2008	2007 (Inception) to	2007 (Inception) to
	to June 30, 2008	to June 30, 2007	June 30, 2008

Cash flows from operating activities:
Net loss	$(52,791)	$(26,273)	$(144,182)
Adjustments to reconcile net loss to
net cash used by operating activities
Prepaid expenses	1,224	(4,817)
Non-cash expenses	610	5,000	91,325
Depreciation expense	102	193	498
Changes in operating assets and liabilities
Accounts payable	2,014	4,452	3,318
Accounts payable – related party	9,000	11,285
Net cash used by operating activities	(39,841)	(10,160)	(49,041)

Cash flows from investing activities:
Disposal of equipment	745
Purchase of equipment		(1,155)	-
Net cash used by investing activities	745	(1,155)	-

Cash flows from financing activities:
Issuance of common stock for cash		11,080	11,080
Convertible note payable (see note 5)	150,000	-	150,000
Net cash provided by financing activities	150,000	11,080	161,080

Net increase (decrease) in cash and cash equivalents	110,904	(235)	112,039
Effect of exchange rate changes on cash	(64)	1,729	380

Cash at beginning of period	$1,579	$-	$-
Cash at end of period	$112,419	$1,494	$112,419

Non-Cash investing and financing activities
Forgiveness of related party note; applied	$39,000	$-	$39,000
to paid in capital

See accompanying notes to the financial statements.

 Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-KSB filed on March 14, 2008.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2008.

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

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

RECENTLY  ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

FOREIGN CURRENCY TRANSLATIONS

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of other comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

The Company recorded an unrealized foreign currency translation gain, totaling $380 for the period from January 23, 2007 (Inception) to June 30, 2008, in accumulated other comprehensive income.

4.  RELATED PARTY TRANSACTIONS

A $3,000 per month salary to the President of the company had been accrued for a total of $39,000 to March 31, 2008.  Effective May 4, 2008, the full balance of the accrual was forgiven.  The related expense was charged to selling, general and administrative expenses; $30,000 to December 31, 2007 and $9,000 to March 31, 2008.  The forgiveness of debt has been recorded as an increase in additional paid in capital as at June 30, 2008.

5.  CONVERTIBLE NOTE PAYABLE

The Company borrowed $150,000 pursuant to an agreement dated April 29, 2008.  The loan is payable on demand by the Lender.  The Lender has the option to convert the loan into common shares of the company at a rate of 1 common share for each $1 borrowed (150,000 common shares).

In the event repayment is demanded and the Company defaults, interest at a rate of 8% per annum shall be charged from the date of demand.

All funds are in US dollars.

6.  SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ration of 5.8 shraes for each one old share.  As a result of this transaction, 11,078,000 shares were issued.  Consideration of the issue of additional shares has been charged against additional paid in capital.  The stock split was retroactively applied on the statement of changes in stockholders’ (deficit) to the earliest period presented.

	Shares	Value
December 31, 2007	1,910,000	$ 1,910
Issued as a result of forward-split	11,078,000	11,078
June 30, 2008	12,988,000	$ 12,988

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

7.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2008, the Company has a negative working capital balance of $40,899 and an accumulated deficit of $144,182.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of mineral reserves.

In response to these challenges, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Uranium Plus Resource Corporation (“UPLS” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol UPLS).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation.

Prior to March 2008, the Company had acquired an option to acquire a 100% interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada (the “Big Bear mineral claim”).  The business plan called for the Company to proceed with the exploration of the Big Bear mineral claim to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc.  Following careful review, the Company decided to pursue a molybdenum and gold property in addition to two Uranium properties located in Peru.

Management entered into a consulting agreement with Dr. Allan P. Juhas Ph.D., an Economic Geologist residing in the USA, with extensive experience in international property evaluation and mineral exploration.  Dr. Juhas and his team traveled to Peru and visited two of the Company’s proposed properties.  The Manantiel molybdenum prospect is located in the Shiran district of the Otuzco municipality of La Libertad, west-central Peru.  The 10 square kilometers property was inspected for various igneous, sedimentary and contact metamorphic rock types.  Samples of representative mineralization were collected and delivered to the Lima sample preparation facility of ACME Laboratories.  Although the deposits of commercial grade and size occurred in the area, it was determined that any further work would require more land to develop the potential resources in the area.  Following receipt of the geological reports and sample analysis, management has decided not to move forward with the further exploration of this property.

Dr. Juhas and his team also evaluated another proposed acquisition, the El Zorro gold prospect consisting of 600 hectares and located 156 kilometers north east of Trujillo. Peru.  They found that the geology consisted of tertiary continental volcanic rocks that were cut by mafic (basaltic) dikes and sparse pinching and swelling anastomosing quartz veinlets.  Some of the clasts contained quartz grains that implied a dacite composition.  Samples of representative mineralization were collected and delivered to the Lima sample preparation facility of ACME Laboratories.  Following receipt of the geological report from Dr. Juhas and subsequent sample analysis, management also decided not to move forward with the further exploration of this property.

The Company is currently negotiating the acquisition of a 1,000 hectare copper property north of Lima and is in the final negotiations to acquire the Corani Uranium property which consists of a 1,000 hectare mining concession called BETAK, located in the Department of Puno.  The Company is also negotiating an option to purchase an additional 1,000 hectares adjoining the existing property.  Extensive exploration was commissioned by the Peruvian Institute of Nuclear Energy (IPEN), which led to the delineation of a uranium deposit within the Corani Property boundaries.

Further, the Company is negotiating the acquisition of an additional uranium property called, Corongo which is comprised of 1,000 hectares and is located in the Province of Corongo. Finally, the Company is also negotiating an option to purchase an additional 1,000 hectares adjoining the existing property.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

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

There were no significant changes in Uranium Plus’s internal controls or in other factors that could significantly affect these controls from January 23, 2007 to June 30, 2008. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.

None

Item 6.  Exhibits

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM PLUS RESOURCE CORP.

August 8, 2008

/s/ H. James Graham

H. JAMES GRAHAM

President and Chief Executive Officer