Form 10-Q
period 2008-09-30
URANIUM PLUS RESOURCE CORP.
filed 2008-11-18
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 1, 2008, there were 12,988,000 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Uranium Plus Resource Corporation

(An Exploration Company)

Financial Statements

For the Period From January 23, 2007 (Inception) to September 30, 2008

(Unaudited)

Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007                 Statement 1

Statements of Operations and Comprehensive Loss for the three and nine month period ended September 30, 2008; and for the three month period ended September 30, 2007; and the period from inception (January 23, 2007)

through September 30, 2007; and the period from inception (January 23, 2007)

through September 30, 2008 (unaudited)                                                                            Statement 2

Statements of Cash Flows for the nine month period ended September 30, 2008;

and for the period ended from January 23, 2007 (Inception) to September 30, 2007;

and for the period from January 23, 2007 (Inception) to September 30, 2008 (unaudited)   Statement 3

Notes to Financial Statements (unaudited)

Statement 1

Uranium Plus Resource Corporation

(An Exploration Company)

Balance Sheets

September 30, 2008 and December 31, 2007

ASSETS	September 30	December 31
	2008 (Unaudited)	2007
CURRENT ASSETS
Cash and cash equivalents	$ 108,052	$ 1,579
Prepaid expenses	-	1,224
TOTAL CURRENT ASSETS	108,052	2,803
PROPERTY, PLANT AND EQUIPMENT
Office equipment	-	1,243
Less: Accumulated depreciation	-	(414)
NET PROPERTY PLANT AND EQUIPMENT		829
TOTAL ASSETS	$ 108,052	$ 3,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 15,704	$ 1,304
Accounts payable – related party	-	30,000
Convertible note payable (Note 5)	150,000	-
TOTAL CURRENT LIABILITIES	165,704	31,304
STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 100,000,000 shares
authorized, 12,988,000 shares issued and outstanding after giving effect to 6.8 for 1 split on April 22, 2008	12,988	12,988
Additional paid in capital	89,915	50,276
Deficit accumulated during the exploration stage	(160,935)	(91,391)
Accumulated other comprehensive income	380	455
TOTAL STOCKHOLDERS’ DEFICIT	(57,652)	(27,672)
TOTAL LIABILITIES AND STOCKHOLDER”S DEFICIT	$ 108,052	$ 3,632

(See accompanying notes)

Statement 2

Uranium Plus Resource Corporation

(An Exploration Company)

Statements of Operations and Comprehensive Loss

For the three and nine month period ended September 30, 2008; and for the three month period ended September 30, 2007; and the period from inception (January 23, 2007) through September 30, 2007; and the period from inception (January 23, 2007) through September 30, 2008

(Unaudited)

	For the three month period ended September 30, 2008	For the three month period ended September 30, 2007	For the nine month period ended September 30, 2008	For the period from January 23, 2007 (Inception) to September 30, 2007	For the cumulative period from January 23, 2007 (Inception) to September 30, 2008
REVENUES	$ NIL	$ NIL	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs			20,533	5,000	45,533
Selling, general and administrative	16,753	20,289	48,909	41,369	114,904
Depreciation expense	-	100	102	293	498
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(16,753)	(20,389)	(69,544)	(46,662)	(160,935)
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(16,753)	(20,389)	(69,544)	(46,662)	(160,935)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	-	(1,994)	(75)	(265)	380
COMPREHENSIVE LOSS FOR THE PERIOD	$ (16,753)	$ (22,383)	$ (69,619)	$ (46,927)	$ (160,555)
BASIC AND DILUTED LOSS PER COMMON SHARE	(.00)	(.00)	(.00)	(.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	12,988,000	12,988,000	12,988,000	12,988,000

Statement 3

Uranium Plus Resource Corporation

(An Exploration Company)

Statement of Cash Flows

For the nine month period ended September 30, 2008 and for the period ended from January 23, 2007 (Inception) to September 30, 2007; and for the period from January 23, 2007 (Inception) to September 30, 2008

(Unaudited)

	For the nine month period from January 1, 2008 to September 30, 2008	For the period from January 23, 2007 (Inception) to September 30, 2007	For the period from January 23, 2007 (Inception) to September 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (69,544)	$ (46,662)	$ (160,935)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Prepaid expenses	1,224	(1,128)	-
Non-cash expenses	610	15,773	91,325
Depreciation expense	102	293	498
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts payable	14,400	2,406	15,704
Accounts payable – related party	9,000	21,087	-
NET CASH USED BY OPERATING ACTIVITIES	(44,208)	(8,231)	(53,408)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	745	-	-
Purchase of equipment	-	(1,234)	-
NET CASH (USED IN), PROVIDED BY INVESTING ACTIVITIES	745	(1,234)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	11,080	11,080
Convertible note payable (see Note 5)	150,000	-	150,000
NET CASH PROVIDED, BY FINANCING ACTIVITIES	150,000	11,080	161,080
NET INCREASE IN CASH AND CASH EQUIVALENTS	106,537	1,615	107,672
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(64)	(45)	380
CASH, BEGINNING OF PERIOD	1,579	-	-
CASH, END OF PERIOD	$ 108,052	$ 1,570	$ 108,052

NON-CASH INVESTING AND FINANCING ACTIVITIES

FORGIVENESS of related party note; applied to paid in capital	$ 39,000	-	$ 39,000

(See accompanying notes)

Uranium Plus Resource Corporation

(An Exploration Company)

Notes to Financial Statements

For the Period From January 23, 2007 (Inception) to September 30, 2008

(Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-KSB filed on March 14, 2008.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2008.

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

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  The Company had previously negotiated an option to acquire a 100 percent interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada.  During the second and third quarter, the Company conducted mineral exploration activities on the mineral claims in Peru in order to assess whether they possessed commercially exploitable reserves of copper, silver, gold, lead and uranium.  To date, the Company’s activities have been limited to its formation, minimal operations, the raising of equity capital and exploring other business opportunities.

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

Uranium Plus Resource Corporation

(An Exploration Company)

Notes to Financial Statements

For the Period From January 23, 2007 (Inception) to September 30, 2008

(Unaudited)

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

The Company recorded an unrealized foreign currency translation gain, totaling $380 for the period from January 23, 2007 (Inception) to September 30, 2008, in accumulated other comprehensive income.

4.

RELATED PARTY TRANSACTIONS

A $3,000 per month salary to the President of the Company had been accrued for a total of $39,000 through March 31, 2008.  Effective May 4, 2008, the full balance of the accrual was forgiven.  The related expense was charged to selling, general and administrative expenses; $30,000 to December 31, 2007 and $9,000 to March 31, 2008.  The forgiveness of debt has been recorded as an increase in additional paid in capital as at September 30, 2008.

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

All funds are in US dollars.

6.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 6.8 shares to one share.  As a result of this transaction, an additional 11,078,000 shares were issued.

	Shares	Value
December 31, 2007	1,910,000	$ 1,910
Issued as a result of forward-split	11,078,000	11,078
September 30, 2008	12,988,000	$ 12,988

Consideration for the issue of additional shares has been charged against additional paid in capital.  The transaction had been treated retroactively and all share and share amounts have been restated.

Uranium Plus Resource Corporation

(An Exploration Company)

Notes to Financial Statements

For the Period From January 23, 2007 (Inception) to September 30, 2008

(Unaudited)

7.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2008, the Company has a negative working capital balance of $57,652 and an accumulated deficit of $160,935.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Following is a summary of recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) as Statements of Financial Accounting Standards (SFAS).

(i)

In May 2008, FASB issued SFAS No. 163 relating to reporting by insurance enterprises.

(ii)

In May 2008, FASB issued SFAS No. 162 dealing with sources for accounting principals for entities preparing financial statements in conformity with GAAP.

(iii)

In March 2008, FASB amended FASB Statement No. 133 by issuing SFAS No. 161.  SFAS No. 161 deals with derivatives and hedging activities.

(iv)

In December 2007 FASB issued SFAS No. 160 dealing with non-controlling interests in consolidated financial statements.

None of the above pronouncements have any effect on the Company’s financial reporting at this time.

2

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Uranium Plus Resource Corporation (“UPLS” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol UPLS).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation.

Prior to March 2008, the Company had acquired an option to acquire a 100% interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada (the “Big Bear mineral claim”).  The business plan called for the Company to proceed with the exploration of the Big Bear mineral claim to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc.  Following careful review, the Company decided to pursue a molybdenum and gold property, in addition to two uranium properties located in Peru.

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

Dr. Juhas and his team also evaluated another proposed acquisition, the El Zorro gold prospect consisting of 600 hectares and located 156 kilometers north east of Trujillo, Peru.  They found that the geology consisted of tertiary continental volcanic rocks that were cut by mafic (basaltic) dikes and sparse pinching and swelling anastomosing quartz veinlets.  Some of the clasts contained quartz grains that implied a dacite composition.  Samples of representative mineralization were collected and delivered to the Lima sample preparation facility of ACME Laboratories.  Following receipt of the geological report from Dr. Juhas and subsequent sample analysis, management also decided not to move forward with the further exploration of this property.

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

3

Further, the Company is negotiating the acquisition of an additional uranium property called Corongo, which is comprised of 1,000 hectares and is located in the Province of Corongo. Finally, the Company is also negotiating an option to purchase an additional 1,000 hectares adjoining the existing property.

Management will determine the feasibility of each of these potential properties in the 4th quarter of 2008 or the 1st quarter of 2009, and assuming negotiations are successful, expects to close on one or more of these properties in the next 6 months.

For the three and nine months ended September 30, 2008 the Company incurred continuing general and administrative costs of $16,753 and $48,909.  This is comparable to the amounts of $20,533 and $41,369 for the prior year.  In 2008 the company incurred $20,533 in exploration costs, with $5,000 in the prior year.

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

There were no significant changes in Uranium Plus’s internal controls or in other factors that could significantly affect these controls from January 23, 2007 to September 30, 2008. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

4

PART II – INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM PLUS RESOURCE CORP.

November 17, 2008

/s/ H. James Graham

H. JAMES GRAHAM

President and Chief Executive Officer

5