Form 10-K/A
period 2008-12-31
URANIUM PLUS RESOURCE CORP.
filed 2009-04-01
CIK 1405249

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-144226

URANIUM PLUS RESOURCE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-0148468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 107, 17624 15th Avenue
Mill Creek, Washington	98012
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (206) 926-4519

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ]   No  [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]    No [  ]

As of March 31, 2009 there were 12,988,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 3,628,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is approximately $0.00 as our common stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary statements regarding forward-looking information

4

Description of Business

4

ITEM 1A

 RISK FACTORS

6

ITEM 1B

UNRESOLVED STAFF COMMENTS.

6

ITEM 2

PROPERTIES

6

ITEM 3

LEGAL PROCEEDINGS.

7

ITEM 4

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

7

PART II

……………………………………………………………………………………..7

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  7

ITEM 6

SELECTED FINANCIAL DATA

8

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS…………………………...8

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

10

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  4

ITEM 9A [T]

CONTROLS AND PROCEDURES

4

ITEM 9B

OTHER INFORMATION

5

PART III

5

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

5

ITEM 11

EXECUTIVE COMPENSATION

7

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT AND RELATED STOCKHOLDER MATTERS  8

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND   DIRECTOR INDEPENDENCE  9

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

10

PART IV

11

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

11

SIGNATURES

12

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding the Company’s business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language.  The Company’s actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references depicted in this Form 10-K to the “Company,” “Uranium Plus,” “we,” “us” or “our” are to Uranium Plus Resource Corporation.

Description of Business

General Information

Uranium Plus Resource Corporation (the “Company”) was incorporated on January 23, 2007 in the State of Nevada, as Big Bear Resources, Inc.  Its name was changed to Uranium Plus Resource Corporation on March 21, 2008.  Its operations are primarily based in Mill Creek, Washington.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  The Company had previously negotiated an option to acquire a 100 percent interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada.  However, following extensive due diligence, the Company elected not to proceed with the acquisition and abandoned all other interests in potential projects within the Province of British Columbia, Canada. During the second and third quarter, the Company negotiated options to acquire three mineral claims in Peru and subsequently conducted mineral exploration activities on the said claims in order to assess whether they possessed commercially exploitable reserves of copper, silver, gold, lead and uranium.  To date, the Company’s activities have been limited to its formation, minimal operations, the raising of equity capital and exploring other international business opportunities.

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

The Company continues its expressed interest in the acquisition of a 1,000 hectare copper property north of Lima called the Corani Uranium property which consists of a 1,000 hectare mining concession referred to as BETAK, located in the Department of Puno in addition to an adjacent property consisting of an additional 1,000 hectares.  Extensive exploration was commissioned by the Peruvian Institute of Nuclear Energy (IPEN), which led to the delineation of a uranium deposit within the Corani Property boundaries.

The Company is also continuing its discussions regarding a potential option to acquire an additional uranium property called Corongo, which is comprised of 1,000 hectares and is located in the Province of Corongo. Finally, the Company is exploring a potential opportunity to acquire an additional 3,000 hectares in close proximity to the existing property.

Management will determine the long term feasibility of each of these potential properties prior to executing acquisition agreements.

Administration

Mr. James Graham has agreed to remain as the Company’s President and CEO for the next year and will enter into a management agreement with the Company that is mutually beneficial for all parties concerned.  To date, Mr. Graham has provided office administration services for the Company.

On January 6, 2009 the Company accepted the resignation of Mr. Scott Houghton as a Director of the Company, effective that date.

Compliance with Government Regulation

The Company has budgeted for regulatory compliance costs in all proposed work programs recommended by the geological reports.  Moving forward, that Company will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken.  The amount of these costs is not known at this time, as the Corporation does not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of capital expenditures on earnings, competitive position or in the event that a potentially economic deposit is discovered.

Permits and regulations will control all aspects of any production programs implemented because of the potential impact on the environment.

Employees

The Company has no employees at this time, other than officers, as of the date of this report.

Mr. James Graham is the Company’s President and Chief Executive Officer.  He serves as a director and conducts the Business of the Company on a part-time basis as required. Mr. Graham presently commits approximately 15% of his business time to the Company’s business.

The Company does not pay compensation to its directors solely for serving as directors on the Board.   The business of the Company is primarily executed through agreements with consultants and arms-length third party transactions.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since its incorporation.

Subsidiaries

The Company does not have any subsidiaries as of this filing.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

ITEM 1A

 RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2

PROPERTIES

The Company continues to evaluate its options and continue its due diligence regarding the Peruvian properties as outlined in the section above, entitled Description of Business.

Additionally, the Company will continue its exploration program and subsequent research for other sound properties that meet the criteria of the Company.

ITEM 3

LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of business, the Company may, from time to time, become subject to routine litigation or administrative proceedings which are incidental to the business.  The Company is not a party to or aware of any existing, pending or threatened lawsuits or other legal actions involving the Company.

ITEM 4

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

“Bid” and ”ask” prices for the Company’s common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “UPLS.OB” since April 3, 2008. However, the Company’s stock has never traded.

As of March 31, 2009, the Company had 33 shareholders of record.

Dividends

The Company has never declared any cash dividends with respect to its common stock.  Future payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock, it presently intends to retain future earnings, if any, for use in its business and currently has no intention to offer cash dividends on its common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, the Company did not issue any securities without registration under the Securities Act of 1933.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company has not generated revenues since its inception on January 23, 2007, and has incurred $176,268 in expenses for the year-ended December 31, 2008.

The following table provides selected financial data about the Company as of and for the year ended December 31, 2008.

Balance Sheet Data:	December 31, 2008	December 31, 2007

Cash	$93,139	$1,579
Total assets	$93,139	$3,632
Total liabilities	$158,124	$31,304
Stockholders' Equity/(Deficit)	$(64,985)	$(27,672)

Net cash provided by financing activities since inception through December 31, 2008, was $161,080.

Plan of Operation

Uranium Plus Resource Corporation (“UPLS” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol UPLS).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation.

Prior to March 2008, the Company had acquired an option to acquire a 100% interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada (the “Big Bear mineral claim”).  The business plan called for the Company to proceed with the exploration of the Big Bear mineral claim to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc.  Following careful review, the Company decided to abandon and terminate all activities in the Slocan Big Bear mineral claim option and all other projects in the Province of British Columbia in favor of directing its resources to mining properties in Peru and other Business opportunities globally.

The Company entered into option agreements to acquire a molybdenum and gold property, in addition to two uranium properties located in Peru.  The Company also executed a Management Consulting agreement with Dr. Allan P. Juhas Ph.D., an Economic Geologist residing in the USA, with extensive experience in international property evaluation and mineral exploration.  Dr. Juhas and his team traveled to Peru and visited two of the Company’s proposed properties.  The Manantiel molybdenum prospect is located in the Shiran district of the Otuzco municipality of La Libertad, west-central Peru.  The 10 square kilometers property was inspected for various igneous, sedimentary and contact metamorphic rock types.  Samples of representative mineralization were collected and delivered to the Lima sample preparation facility of ACME Laboratories.  Although the deposits of commercial grade and size occurred in the area, it was determined that any further work would require more land to develop the potential resources in the area.  Following receipt of the geological reports and sample analysis, management has decided not to move forward with the further exploration of this property.

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

The Company continues its expressed interest in the acquisition of a 1,000 hectare copper property north of Lima called the Corani Uranium property which consists of a 1,000 hectare mining concession referred to as BETAK, located in the Department of Puno in addition to an adjacent property consisting of an additional 1,000 hectares.  Extensive exploration was commissioned by the Peruvian Institute of Nuclear Energy (IPEN), which led to the delineation of a uranium deposit within the Corani Property boundaries.

The Company is also continuing its discussions regarding a potential option to acquire an additional uranium property called Corongo, which is comprised of 1,000 hectares and is located in the Province of Corongo. Finally, the Company is exploring a potential opportunity to acquire an additional 3,000 hectares in close proximity to the existing property.

To date, the Company’s activities have been limited to its formation, minimal operations, the raising of equity capital and exploring other international business opportunities.

Limited Operating History

There is no historical financial information about the Company upon which to base an evaluation of its performance.  The Company is an exploration stage corporation and has not generated any revenues from its business operations.  The Company cannot guarantee that it will be successful in its business operations.  The Company’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

The Company gives no assurance that future financing will be available on acceptable terms.  If financing is not available on such terms, the Company may be unable to continue, develop or expand its operations.  Additionally, equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.  Since inception the Company’s main source of cash has been the sale of its equity securities.

As of the date of this filing, the Company has yet to begin operations and therefore has not generated any revenues.

As of December 31, 2008, cash and total assets were $93,139 and the Company’s total liabilities were $158,124.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2008

Balance Sheets as of December 31, 2008 and December 31, 2007                                    Statement 1

Statements of Operations and Comprehensive Loss for the year ended December 31, 2008;

for the period from January 23, 2007 (Inception) to December 31, 2007;

and for the period from inception (January 23, 2007) to December 31, 2008                      Statement 2

Statements of Cash Flows for the year ended December 31, 2008;

for the period ended from January 23, 2007 (Inception) to December 31, 2007;

and for the period from January 23, 2007 (Inception) to December 31, 2008                      Statement 3

Statements of Changes in Stockholders’ Equity (Deficit) for the period from

January 23, 2007 (Inception) to December 31, 2008                                                          Statement 4

Notes to Financial Statements

Child, Van Wagoner & Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Uranium Plus Resource Corporation

We have audited the accompanying balance sheets of Uranium Plus Resource Corporation, (an exploration stage company) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2008, the period from January 23, 2007 (inception) to December 31, 2007, and the period from January 23, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Plus Resource Corporation as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from January 23, 2007 (inception) to December 31, 2007, and the period from January 23, 2007 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since inception, and has not generated revenues from its planned principal operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 27, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

Statement 1

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Balance Sheets

December 31, 2008 and December 31, 2007

ASSETS	December 31,	December 31,
	2008	2007
CURRENT
Cash and cash equivalents	$ 93,139	$ 1,579
Prepaid expenses		1,224
TOTAL CURRENT ASSETS	93,139	2,803
PROPERTY, PLANT AND EQUIPMENT
Office equipment	-	1,243
Less: Accumulated depreciation	-	(414)
NET PROPERTY PLANT AND EQUIPMENT	-	829
TOTAL ASSETS	$ 93,139	$ 3,632

Liabilities and stockholders’ deficit
CURRENT
Accounts payable	$ 8,124	$ 1,304
Accounts payable – related party	-	30,000
Convertible note payable (Note 5)	150,000	-
TOTAL CURRENT LIABILITIES	158,124	31,304
STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 100,000,000 shares
authorized, 12,988,000 shares issued and outstanding after giving effect to 6.8 for 1 split on April 22, 2008	12,988	12,988
Additional paid in capital	97,915	50,276
Deficit accumulated during the exploration stage	(176,268)	(91,391)
Accumulated other comprehensive income	380	455
TOTAL STOCKHOLDERS’ DEFICIT	(64,985)	(27,672)
TOTAL LIABILITIES AND STOCKHOLDER”S DEFICIT	$ 93,139	$ 3,632

(See accompanying notes)

Statement 2

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

For the Year Ended December 31, 2008; for the Period from January 23, 2007 (Inception) to December 31, 2007; and for the Period from Inception (January 23, 2007)

to December 31, 2008;

	For the year ended December 31, 2008	For the period from January 23, 2007 (Inception) to December 31, 2007	For the period from January 23, 2007 (Inception) to December 31, 2008
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	20,533	25,000	45,533
Selling, general and administrative	64,242	65,977	128,219
Depreciation expense	102	414	516
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(84,877)	(91,391)	(176,268)
Income tax expense (benefit)	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(84,877)	(91,391)	(176,268)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(75)	455	380
COMPREHENSIVE LOSS FOR THE PERIOD	$ (84,802)	$ (90,936)	$ (175,888)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.01)	(0.01)	(.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	12,988,000	12,988,000

Statement 3

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statements of Cash Flows

For the Year Ended December 31, 2008; and for the Period Ended from January 23, 2007 (Inception) to December 31, 2007; and for the Period from January 23, 2007 (Inception)

to December 31, 2008

	For the year ended December 31, 2008	For the period from January 23, 2007 (Inception) to December 31, 2007	For the period from January 23, 2007 (Inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (84,877)	$ (91,391)	$ (176,268)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	8,621	52,184	60,805
Depreciation expense	102	414	516
CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	1,224	(1,224)	-
Accounts payable	6,820	1,304	8,124
Accounts payable – related party	9,000	30,000	39,000
NET CASH USED BY OPERATING ACTIVITIES	(59,110)	(8,713)	(67,823)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	745	-	745
Purchase of equipment	-	(1,243)	(1,243)
NET CASH USED, BY INVESTING ACTIVITIES	745	(1,243)	(498)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	11,080	11,080
Convertible note payable (see Note 5)	150,000	-	150,000
NET CASH PROVIDED, BY FINANCING ACTIVITIES	150,000	11,080	161,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,635	1,124	92,759
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(75)	(455)	380
CASH, BEGINNING OF PERIOD	1,579	-	-
CASH, END OF PERIOD	$ 93,139	$ 1,579	$ 93,139

NON-CASH INVESTING AND FINANCING ACTIVITIES

FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ 39,000	$ -	$ 39,000

Statement 4

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Deficit

For the Period from January 23, 2007 (Inception) to December 31, 2008

	Common	Share	Additional Paid in	Deficit Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	For period	During Period	Income	(Deficit)

BALANCE, JANUARY 23, 2007	-	$ -	$ -	$ -	$ -	$ -
Common shares issued for cash, assets and expenses at $.001 per share	12,988,000	12,988	3,092	-	-	16,080
Capital contribution of expenses			47,184	-	-	47,184
Loss during the period from Inception to
December 31, 2007			-	(91,391)	-	(91,391)
Foreign currency translation adjustments			-	-	455	455
BALANCE, DECEMBER 31, 2007	12,988,000	12,988	50,276	(91,391)	455	(27,672)
Capital contribution of expenses	-	-	8,639	-	-	8,639
Forgiveness of salary contributed to capital			39,000			39,000
Loss during the year	-	-	-	(84,877)	-	(84,877)
Foreign currency translation adjustments	-	-	-	-	(75)	(75)
BALANCE DECEMBER 31, 2008	12,988,000	$ 12,988	$ 97,915	$ (176,268)	$ 380	$ (64,985)

(See accompanying notes)

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2008

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments which in the opinion of management are necessary for a fair presentation of such financial statements.

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

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2008

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

The Company recorded an unrealized foreign currency translation gain, totaling $380 for the period from January 23, 2007 (Inception) to December 31, 2008, in accumulated other comprehensive income.

Cash and Cash equivalents

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $93,139 as at December 31, 2008.

4.

RELATED PARTY TRANSACTIONS

A $3,000 per month salary to the President of the Company had been accrued for a total of $39,000 to March 31, 2008.  Effective May 4, 2008, the full balance of the accrual was forgiven.  The related expense was charged to selling, general and administrative expenses; $30,000 to December 31, 2007 and $9,000 to March 31, 2008.  The forgiveness of debt has been recorded as an increase in additional paid in capital as of December 31, 2008.

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

All funds are in US dollars.

6.

SHARE CAPITAL

An officer of the Company paid expenses in the amount of $8,639 and $47,184 for the years-ended December 31, 2008 and 2007, respectively.  These officers do not expect repayment, therefore, the amounts have been recorded as additional paid in capital.

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each one old share.  As a result of this transaction, 11,078,000 shares were issued.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2008

	Shares	Value
December 31, 2007	1,910,000	$ 1,910
Issued as a result of forward-split	11,078,000	11,078
December 31, 2008	12,988,000	$ 12,988

The adjustment has been reflected retroactively.

7.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2008, the Company has a negative working capital balance of $64,985 and an accumulated deficit of $176,268.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Following is a summary of recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) mostly as Statements of Financial Accounting Standards (SFAS).

(i)

In May 2008, FASB issued SAFS No. 163 relating to reporting by insurance enterprises.

(ii)

In May 2008, FASB issued Statement No. 162 dealing with sources for accounting principals for entities preparing financial statements in conformity with GAAP.

(iii)

In March 2008, FASB amended FASB Statement No. 133 by issuing SFAS No. 161.  SFAS No. 161 deals with derivatives and hedging activities.

(iv)

In December 2007 FASB amended issued SFAS No. 160 dealing with non-controlling interests in consolidated financial statements.

None of the above pronouncements have any effect on the Company’s financial reporting at this time.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2008

9.

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from January 23, 2007 (date of inception) through December 31, 2008 of approximately $176,268 will begin to expire in 2028. Accordingly, deferred tax assets of $61,694 were offset by the valuation allowance in the same amount.

The company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A [T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and principal financial officer, Mr. James Graham, the management conducted an evaluation of the effectiveness of the design and operation of the Company’s  disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, the  Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the  disclosure controls and procedures were effective such that the information relating to the Company  including its  consolidated subsidiaries, required to be disclosed in its  Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under management’s supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with the accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of the Company’s Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

Not applicable.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by the board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

The following table sets forth certain information, as of February 16, 2009, with respect to the directors and executive officers.

Name	Positions Held	Age

James Graham	CEO, Director	59

Mr. Graham has held the positions of CEO and a director since April 28, 2008.  He is expected to hold said offices/positions until the next annual meeting of our stockholders.

On January 6, 2009 the Company accepted the resignation of Mr. Scott Houghton as a Director of the Company, effective that date.

Certain biographical information of our directors and officers is set forth below.

Mr. Graham has acted as President and CEO of a number of successful corporations including start-up companies. Since 2006, Mr. Graham has also developed global business plans and marketing strategies in addition to drafting and negotiating international management and distribution agreements.   In 2000, Mr. Graham co-founded CyberBroadcastOne Inc., an interactive broadcast company based on the foundation of education, entertainment and commerce.  Mr. Graham served as the President and CEO through 2006.  From 1993 to 2007, he served as a member of the Board of Directors of Kodiak Oil and Gas, an emerging oil and gas company with its head office in Denver, Colorado and operations throughout America.  The Company’s shares were traded on the Venture Stock Exchange (TSX) until 2007 and are now listed on the American Stock Exchange (AMX) under the symbol KOG.  In 1998, Mr. Graham co-founded Pyrotech International Ltd., Singapore, a corporation committed to the development of a revolutionary fire fighting gel recognized globally under the brand name Barricade.  Mr. Graham served as CEO from 1998 to 2000.

Previously, Mr. Graham co-founded and was the President of Tri-Pacific Resources Corporation, Hong Kong, a technology based corporation specializing in onboard power supply and energy management systems.  He also served as President of Hunter Douglas Canada, Inc., the world’s largest vertically integrated supplier of aluminum and home fashions products to the international market.  Hunter Douglas acquired the HJ Graham Company Ltd. in 1989 which was previously founded and headed by Mr. Graham until the acquisition.  Mr. Graham also served on the Board of Directors of Bradbury International, Ltd., a diversified Canadian financial investment corporation, trading on the Vancouver Stock, Exchange.

Term of Office

Company directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with the bylaws of the Company.  Officers are appointed by the board of directors and hold office until removed by the board.

Significant Employees

The Company has no significant employees other than the officers and directors described above.

Employment Agreements

The Company currently has no employment agreements in place.

Audit Committee

The Company does not currently have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  The Corporation has limited working capital and no revenues.  Management does not believe that it would be in the best interest of the Company, at this time to retain independent directors to sit on an audit committee.  When appropriate, the Company will retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

The Company’s sole director is also its only corporate officer and the Company does not have an independent director at this time.  Directors are reimbursed for expenses, if any, for attendance at meetings of the Board of Directors.  The Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  The Company does not have a nominating committee or a nominating committee charter.  Further, the Company does not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Directors perform all functions that would otherwise be performed by committees.  Given the present size of the board it is not practical for the Company to have such committees.  The Company plans to expand the Board of Directors at the first opportunity

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of December 31, 2008, the Company has not yet adopted a Code of Ethics.

ITEM 11

EXECUTIVE COMPENSATION

(a) No officer or director of the Company is receiving remuneration at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan which presently exists.

Director Compensation

Members of the Company’s Board of Directors do not receive compensation, as such, at this time, but are paid consulting fees for specific services as incurred.

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options

Employment Agreements

The Company does not have an employment or consultant agreement in place at this time.

Indemnification

Under the bylaws of the Company, it may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in the Company’s best interest.  The Company may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, the beneficial ownership of the Company’s common stock by each of its officers and directors, by each person known by the Company to beneficially own more than 5% of  common stock and by  officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,988,000 shares of common stock issued and outstanding on December 31, 2008.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage Ownership of Common Stock
Scott Houghton 1525 Yew Street Vancouver, B.C. Canada, V6J 3E5	5,880,000	45.3%

Korina Houghton 804 – 1238 Melville Street Vancouver, BC Canada V6E 4N2	2,900,000	22.3%

James Graham Suite 107 – 17624 15th Ave. Mill Creek, WA 98012 CEO, Director	0	0%

Officers and Directors as a Group (1)	0	0%

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted any equity compensation plans since our inception.

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth in this section, none of the following parties has, since the date of incorporation, any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect the Company:

*    Director or Officer;

*    Any person proposed as a nominee for election as a director;

*   Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

*    Any promoters;

*   Any relative or spouse of any of the foregoing persons who has the same house as such   person.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by its principal accountant for services rendered during the fiscal year ended December 31, 2008 and 2007 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007

Audit fees (1)	$11,000	$12,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$11,000	$12,000

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of the  interim financial statements included in the Company’s quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

The Company does not have an audit committee at this time.  The board of directors currently performs the function of an audit committee.  Section 10A (i) of the Securities Exchange Act of 1934, as amended, prohibits the Company’s auditors from performing audit services for the Company as well as any services not considered to be audit services unless such services are pre-approved by the audit committee or, in cases where no such committee exists, by the board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

3.3	Amendment to Bylaws(1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

Filed with the Securities and Exchange Commission on June 29, 2007, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-144226), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2009

URANIUM PLUS RESOURCE CORPORATION

By:/s/ James Graham

Name:

James Graham

Title:

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James Graham _______ James Graham	Chief Executive Officer, Principal Financial Officer and member of the Board of Directors	March 31, 2009