Form 10-Q
period 2009-03-31
URANIUM PLUS RESOURCE CORP.
filed 2009-05-18
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission File No. 333-144226

URANIUM PLUS RESOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

26-0148468

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

Suite  112 A – 17624 15th Avenue, Mill Creek, Washington, 98012

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

As of May 6, 2009, there were 12,988,000 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Financial Statements

(Unaudited)

For the period from

January 23, 2007 (Inception)

to March 31, 2009

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Index to Unaudited Financial Statements

For the period from January 23, 2007 to March 31, 2009

  Page(s)

Balance Sheets as of March 31, 2009 and December 31, 2008

5

Statements of Operations for the three-month period ended March 31, 2009 and for the three month period ended March 31, 2008

and for the period from January 23, 2007 to March 31, 2009

6

Statements of Cash Flows for the three-month period ended March 31, 2009 and for the three month period ended March 31, 2008

and for the period from January 23, 2007 (Inception) to March 31, 2009

7

Notes to the Financial Statements (unaudited)

8-10

Financial Information

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Balance Sheets (Unaudited)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$86,673	$93,139

Property, plant and equipment:
Office equipment	-	-
Less: Accumulated depreciation	-	-
Net property, plant and equipment	-	-

Total assets	$86,673	$93,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$12,213	$8,124
Convertible note payable	150,000	150,000
Total current liabilities	162,213	158,124

Total liabilities	162,213	158,124

Stockholders’ Deficit
Common stock, par value $.001, 100,000,000 shares
authorized. 12,988,000 shares issued and outstanding	12,988	12,988
Additional paid in capital	97,915	97,915
Deficit accumulated during the exploration stage	(186,443)	(176,268)
Accumulated other comprehensive income	-	380
Total stockholders’ deficit	(75,540)	(64,985)

Total liabilities and stockholders’ deficit	$86,673	$93,139

See accompanying notes to the unaudited financial statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss (Unaudited)

			For the period
	For the three	For the three	from January 23,
	month period ended	month period ended	2007 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues:	$-	$-	$-

Operating expenses:
Exploration costs	-	-	45,533
Selling, general and administrative	10,175	9,640	140,394
Depreciation expense	-	102	516
Operating loss before other items and income tax	(10,175)	(9,742)	(186,443)
Income tax expense (benefit)	-	-	-

Net loss available to common stockholders	$(10,175)	$(9,742)	(186,443)

Other comprehensive income:
Foreign currency translation adjustment	(380)	-	-

Comprehensive loss for the period	$(10,555)	$(9,742)	$(186,443)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	12,988,000	12,988,000

See accompanying notes to the unaudited financial statements.

Financial Information

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statement of Cash Flows (Unaudited)

	For the three month	For the three month	For the period
	period from	period from	from January 23,
	January 1, 2009	January 1, 2008	2007 (Inception) to
	to March 31, 2009	to March 31, 2008	March 31, 2009

Cash flows from operating activities:
Net loss	$(10,175)	$(9,742)	$(186,443)
Depreciation expense	-	102	516
Gain/Loss on disposal on fixed asset			745
Non-cash expenses	-	640	99,805
Adjustments to reconcile net loss to
net cash used by operating activities:
Accounts payable	4,089	-	12,213
Accounts payable – related party	-	9,000	-
Net cash used by operating activities	(6,086)	-	(73,164))

Cash flows from investing activities:
Purchase of equipment	-	-	(1,243)
Net cash used by investing activities	-	-	(1,243)

Cash flows from financing activities:
Issuance of common stock for cash		-	11,080
Loan payable	-	-	150,000
Net cash provided by financing activities	-	-	161,080

Net increase (decrease) in cash and cash equivalents	(6,086)	-	86,673
Effect of exchange rate changes on cash	(380)	(46)	-

Cash at beginning of period	$93,139	$1,579	$-
Cash at end of period	$86,673	$1,533	$86,673

See accompanying notes to the unaudited financial statements.

 Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-KSB filed on March 31, 2009.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009.

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

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

4.  RELATED PARTY TRANSACTIONS

A $3,000 per month salary to the President of the company had been accrued for a total of $39,000 to March 31, 2008.  Effective May 4, 2008, the full balance of the accrual was forgiven.  The related expense was charged to selling, general and administrative expenses; $30,000 to December 31, 2007 and $9,000 to March 31, 2008.  The forgiveness of debt has been recorded as an increase in additional paid in capital as at December 31, 2008.

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

	Shares	Value
April 21, 2008	1,910,000	$ 1,910
Issued as a result of forward-split	11,078,000	11,078
March 31, 2009	12,988,000	$ 12,988

Consideration for the issue of additional shares has been charged against additional paid in capital.

7.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2009, the Company has a negative working capital balance of $75,540 and an accumulated deficit of $186,443.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

8.  RECENT ACCOUNTING PROUNOUNCEMENTS

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Had Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity for the asset or liability has significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

 In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will have no impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the implementation of this statement to have an impact on its results of operations or financial position.

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

The Company is also continuing its interest regarding a potential option to acquire an additional uranium property called Corongo, which is comprised of 1,000 hectares and is located in the Province of Corongo.

The are no assurances that the Company will elect to proceed with the purchases of either of these properties.  If the Company does elect to proceed, there are no assurances that we will be able to raise sufficient capital to complete the purchase or begin mining operations on either.

To date, the Company’s activities have been limited to its formation, mineral operations, the raising of equity capital and exploring other international business opportunities.

For the three months ended March 31, 2009, the Company incurred continuing general and administrative costs of $10,175.  This is comparable to the amounts of $9,640 for the same period in the prior year.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

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

There were no significant changes in Uranium Plus’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2009. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

May 15, 2009

/s/ H. James Graham

H. JAMES GRAHAM

President and Chief Executive Officer