Form 10-Q
period 2009-06-30
URANIUM PLUS RESOURCE CORP.
filed 2009-08-19
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [X] Not Required

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 17, 2009, there were 12,988,000 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Financial Statements

3

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Index to Financial Statements

For the period from January 23, 2007 (inception) to June 30, 2009

  Page(s)

Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008

(Unaudited) Statements of Operations for the three and six-month periods ended June 30, 2009 and 2008 and for the period from January 23, 2007 to June 30, 2009

4

(Unaudited) Statements of Cash Flows for the six-month periods ended June 30, 2009

And 2008 and for the period from January 23, 2007 (Inception) to June 30, 2009

5

Notes to the Financial Statements (unaudited)

7-11

4

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 71,870	$ 93,139

Total assets	$ 71,870	$ 93,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 1,319	$ 8,124
Convertible note payable	150,000	150,000
Total current liabilities	151,319	158,124

Total liabilities	151,319	158,124

Stockholders’ Deficit
Common stock, par value $.001, 100,000,000 shares
authorized. 12,988,000 shares issued and outstanding	12,988	12,988
Additional paid in capital	97,915	97,915
Deficit accumulated during the exploration stage	(190,352)	(176,268)
Accumulated other comprehensive income	-	380
Total stockholders’ deficit	(79,449)	(64,985)

Total liabilities and stockholders’ deficit	$ 71,870	$ 93,139

See accompanying notes to the unaudited financial statements.

;

5

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss (Unaudited)

					For the period
	For the three	For the three	For the six-month	For the six-month	from January 23,
	month period ended	month period ended	period ended	period ended	2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenues:	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Exploration costs	-	20,533	-	20,533	45,533
Selling, general and administrative	3,909	22,516	14,084	32,156	144,303
Depreciation expense	-	-	-	102	516
Operating loss before other items and income tax	(3,909)	(43,049)	(14,084)	(52,791)	(190,352)
Income tax expense (benefit)	-	-	-	-	-

Net loss available to common stockholders	$ (3,909)	$ (43,049)	(14,084)	(52,791)	(190,352)

Other comprehensive income:
Foreign currency translation adjustment	-	-	(380)	(75)	-

Comprehensive loss for the period	$ (3,909)	$ (43,049)	$ (14,464)	$ (52,866)	$ (190,352)

Basic and diluted loss per common share	(.00)	(.00)	(.00)	(.00)

Weighted average shares outstanding	12,988,000	12,988,000	12,988,000	12,988,000

See accompanying notes to the unaudited financial statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statement of Cash Flows (Unaudited)

	For the six-month	For the six-month	For the period
	period ended	period ended	from January 23,
	to June 30, 2009	to June 30, 2008	2007 (Inception) to
			June 30, 2009

Cash flows from operating activities:
Net loss	$ (14,084)	$ (52,791)	$ (190,352)
Non-cash expenses	-	610	99,805
Depreciation expense	-	102	516
Gain (loss) on disposals	-	-	745
Adjustments to reconcile net loss to
net cash used by operating activities:
Prepaid expenses	-	1,224	-
Accounts payable	(6,805)	2,014	1,319
Accounts payable – related party	-	9,000	-
Net cash used by operating activities	(20,889)	(39,841)	(87,967)

Cash flows from investing activities:
Property, plant and equipment	-	745	(1,243)
Net cash provided (used) by investing activities	-	745	(1,243)

Cash flows from financing activities:
Issuance of common stock for cash	-	-	11,080
Loan payable	-	150,000	150,000
Net cash provided by financing activities	-	150,000	161,080

Net increase (decrease) in cash and cash equivalents	(20,889)	110,904	71,870
Effect of exchange rate changes on cash	(380)	(64)	-

Cash at beginning of period	$ 93,139	$ 1,579	$ -
Cash at end of period	$ 71,870	$ 112,419	$ 71,870

See accompanying notes to the unaudited financial statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2009.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009.

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

FOREIGN CURRENCY TRANSLATIONS

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’equity (deficit) as a component of other comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

4.  RELATED PARTY TRANSACTIONS

A $3,000 per month salary to the President of the company had been accrued for a total of $39,000 to March 31, 2008.  Effective May 4, 2008, the full balance of the accrual was forgiven.  The related expense was charged to selling, general and administrative expenses; $30,000 to December 31, 2008 and $9,000 to March 31, 2008.  The forgiveness of debt has been recorded as an increase in additional paid in capital as at June 30, 2009.

5.  CONVERTIBLE NOTE PAYABLE

The Company borrowed $150,000 pursuant to an agreement dated April 29, 2008.  The loan is payable on demand by the Lender and is non-interest bearing.  The Lender has the option to convert the loan into common shares of the company at a rate of 1 common share for each $1 borrowed (150,000 common shares).

In the event repayment is demanded and the Company defaults, interest at a rate of 8% per annum shall be charged from the date of demand.

All funds are in US dollars.

6.  SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each one old share.  As a result of this transaction, 11,078,000 shares were issued.

	Shares	Value
December 31, 2008	1,910,000	$ 1,910
Issued as a result of forward-split	11,078,000	11,078
June 30, 2009	12,988,000	$ 12,988

Consideration for the issuance of additional shares has been charged against additional paid in capital.

7.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2009, the Company has a negative working capital balance of $79,449 and an accumulated deficit of $190,352.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume of Level of Activity for the Asset or Liability Had Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity for the asset or liability has significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.  The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments.  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-01 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP 107-1 and APB 28-1 will have no impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the implementation of this statement to have an impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

On May 28, 2009 the FASB announced  the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements  that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166,  Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009  and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168  will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company previously evaluated property north of Lima, Peru, and an additional property in the Province of Corongo.  However, the Company decided not to pursue an acquisition of either property at this time.  The Company continues its expressed interest in the acquisition of mining concessions in Peru and abroad.

The are no assurances that the Company will elect to proceed with the purchases of such properties.  If the Company does elect to proceed, there are no assurances that we will be able to raise sufficient capital to complete the purchase or begin mining operations on either.

To date, the Company’s activities have been limited to its formation, mineral operations, the raising of equity capital and exploring other international business opportunities.

For the three months ended June 30, 2009, the Company incurred continuing general and administrative costs of $3,909.  This is comparable to the amounts of $22,516 for the same period in the prior year.

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

There were no significant changes in Uranium Plus’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2009. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

August 19, 2009                                                          /s/ H. James Graham

H. JAMES GRAHAM

President and Chief Executive Officer