Form 10-Q
period 2009-09-30
URANIUM PLUS RESOURCE CORP.
filed 2009-11-16
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

[  ] Not Required

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

As of October 31, 2009, there were 12,988,000 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Financial Statements

(Unaudited)

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Index to Financial Statements

For the period from January 23, 2007 to September 30, 2009

  Page(s)

Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008

5

(Unaudited) Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 and for the period from January 23, 2007 to September 30, 2009

6

(Unaudited) Statements of Cash Flows for the nine-month periods ended September 30, 2009 and September 30, 2008 and for the period from January 23, 2007 (Inception) to September 30, 2009

7

Notes to the Financial Statements (unaudited)

8-10

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$66,441	$93,139

Total assets	$66,441	$93,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,274	$8,124
Convertible note payable	150,000	150,000
Total current liabilities	151,274	158,124

Total liabilities	151,274	158,124

Stockholders’ Deficit
Common stock, par value $.001, 100,000,000 shares
authorized. 12,988,000 shares issued and outstanding	12,988	12,988
Additional paid in capital	97,915	97,915
Deficit accumulated during the exploration stage	(195,736)	(176,268)
Accumulated other comprehensive income	-	380
Total stockholders’ deficit	(84,833)	(64,985)

Total liabilities and stockholders’ deficit	$66,441	$93,139

See accompanying notes to the unaudited financial statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss (Unaudited)

					For the period
	For the three	For the three	For the nine-month	For the nine-month	from January 23,
	month period ended	month period ended	period ended	period ended	2007 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues:	$-	$-	$-	$-	$-

Operating expenses:
Exploration costs	-	-	-	20,533	45,533
Selling, general and administrative	5,384	16,753	19,468	48,909	149,687
Depreciation expense	-	-	-	102	516
Operating loss before other items and income tax	(5,384)	(16,753)	(19,468)	(69,544)	(195,736)
Income tax expense (benefit)	-	-	-	-	-

Net loss available to common stockholders	$(5,384)	$(16,753)	(19,468)	(69,544)	(195,736)

Other comprehensive income:
Foreign currency translation adjustment	-	-	(380)	(75)	-

Comprehensive loss for the period	$(5,384)	$(16,753)	$(19,848)	$(69,619)	$(195,736)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average shares outstanding	12,988,000	12,988,000	12,988,000	12,988,000

See accompanying notes to the unaudited financial statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Statement of Cash Flows (Unaudited)

	For the nine-month	For the nine-month	For the period
	period ended	period ended	from January 23,
	September 30, 2009	September 30, 2008	2007 (Inception) to
			September 30, 2009

Cash flows from operating activities:
Net loss	$(19,468)	$(69,544)	$(195,736)
Adjustments to reconcile net loss to
net cash used in operating activities:
Non-cash expenses	-	610	99,805
Depreciation expense	-	102	516
Prepaid expenses	-	1,224	745
Accounts payable	(6,850)	14,400	1,274
Accounts payable – related party	-	9,000	-
Net cash used in operating activities	(26,318)	(44,208)	(93,396)

Cash flows from investing activities:
Property, plant and equipment	-	745	(1,243)
Net cash provided by (used in) investing activities	-	745	(1,243)

Cash flows from financing activities:
Issuance of common stock for cash	-	-	11,080
Loan payable	-	150,000	150,000
Net cash provided by financing activities	-	150,000	161,080

Net increase (decrease) in cash and cash equivalents	(26,318)	106,537	66,441
Effect of exchange rate changes on cash	(380)	(64)	-

Cash at beginning of period	$93,139	$1,579	$-
Cash at end of period	$66,441	$108,052	$66,441

See accompanying notes to the unaudited financial statements.

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2009.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009.

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

FOREIGN CURRENCY TRANSLATIONS

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of other comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized. To date, such gains or losses have been insignificant.

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

	Shares	Par Value
December 31, 2008	1,910,000	$ 1,910
Issued as a result of forward-split	11,078,000	11,078
September 30, 2009	12,988,000	$ 12,988

Consideration for the issue of additional shares has been charged against additional paid in capital.

7.  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2009, the Company has a negative working capital balance of $84,833 and an accumulated deficit of $195,736.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Uranium Plus Resource Corporation

(An Exploration Stage Company)

Notes to the Financial Statements (Unaudited)

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855),

"Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Uranium Plus Resource Corporation (“UPLS” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol UPLS).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation.

Prior to March 2008, the Company had acquired an option to acquire a 100% interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada (the “Big Bear mineral claim”).  The business plan called for the Company to proceed with the exploration of the Big Bear mineral claim to determine if it contained commercially exploitable reserves of silver, gold, lead or zinc.  Following careful review, the Company decided to instead pursue a molybdenum and gold property, in addition to two uranium properties located in Peru.

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

The are no assurances that the Company will elect to proceed with the purchases and development of such properties.  If the Company does elect to proceed, there are no assurances that we will be able to raise sufficient capital to complete the purchase or begin mining operations on either.

To date, the Company’s activities have been limited to its formation, mineral operations, the raising of equity capital and exploring other international business opportunities.

For the three and nine months ended September 30, 2009, the Company incurred continuing general and administrative costs of $5,384 and $19,468.  This represents a decrease in general and administrative costs of $16,753 and $48,909 for the same periods in the prior year.  This decrease is due to a reduction in consultant fees and international travel expenses during 2009.

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

There were no significant changes in Uranium Plus’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2009. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

November 9, 2009

/s/ H. James Graham

H. JAMES GRAHAM

President and Chief Executive Officer