Form 10-K
period 2009-12-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2010-04-01
CIK 1405249

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-144226

ARTVENTIVE MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0148468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1797 Playa Vista
San Marcos, CA	92078
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (760) 471-7700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes  [X] No (Not required by smaller reporting company)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]    No [X]

As of March 31, 2010 there were 43,027,066 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 21,430,200 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is approximately $0.00 as our common stock does not presently trade.

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

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary statements regarding forward-looking information

4

Description of Business

4

ITEM 1A

 RISK FACTORS

6

ITEM 1B

UNRESOLVED STAFF COMMENTS.

6

ITEM 2

PROPERTIES

6

ITEM 3

LEGAL PROCEEDINGS.

6

PART II

6

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  6

ITEM 6

SELECTED FINANCIAL DATA

7

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  7

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  8

ITEM 9A [T]

CONTROLS AND PROCEDURES

8

ITEM 9B

OTHER INFORMATION

9

PART III

9

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

9

ITEM 11

EXECUTIVE COMPENSATION

12

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT AND RELATED STOCKHOLDER MATTERS  13

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND   DIRECTOR INDEPENDENCE  14

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

15

PART IV

17

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

17

SIGNATURES

18

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

All references depicted in this Form 10-K to the “Company,” “ArtVentive,” “we,” “us” or “our” are to ArtVentive Medical Group, Inc.

Description of Business

General Information

ArtVentive Medical Group, Inc. (the “Company”) was incorporated on January 23, 2007, in the State of Nevada, as Big Bear Resources, Inc.  Its name was changed to Uranium Plus Resource Corporation on March 21, 2008.  It changed its name on January 26, 2010, to ArtVentive Medical Group, Inc.  Its operations are primarily based in San Marcos, California.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is a development stage company that was engaged primarily in the acquisition, exploration and development of resource properties.  The Company had previously negotiated an option to acquire a 100 percent interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada.  However, following extensive due diligence, the Company elected not to proceed with the acquisition and abandoned all other interests in potential projects within the Province of British Columbia, Canada.

Management entered into a consulting agreement with Dr. Allan P. Juhas Ph.D., an Economic Geologist residing in the USA, with extensive experience in international property evaluation and mineral exploration.  Dr. Juhas and his team traveled to Peru and visited two of the Company’s proposed properties.  Although the deposits of commercial grade and size occurred in the area, it was determined that any further work would require more land to develop the potential resources in the area.  Following receipt of the geological reports and sample analysis, management decided in 2009 not to move forward with the further exploration of this property.

Dr. Juhas and his team also evaluated another proposed acquisition, the El Zorro gold prospect consisting of 600 hectares and located 156 kilometers north east of Trujillo, Peru.  Following receipt of the geological report from Dr. Juhas and subsequent sample analysis, management also decided not to move forward with the further exploration of this property.

The Company no longer continues its expressed interest in the acquisition of a 1,000 hectare copper property north of Lima called the Corani.  The Company is no longer continuing its discussions regarding a potential option to acquire an additional uranium property called Corongo.

On January 8, 2010, the Company entered into an Asset Purchase Agreement with ArtVentive, Inc., a California corporation.  Under the terms of the Asset Purchase Agreement, ArtVentive, Inc. agreed to sell to the Company substantially all of the assets of ArtVentive in exchange for 21,430,200 restricted shares of the Company’s common stock, which were issued equally to the shareholders of ArtVentive, Inc.  Additionally, under the terms of the Agreement, the Company changed its name to ArtVentive Madical Group, Inc. and effectuated a forward split of the Company’s issued common stock.  The stock split went effective on February 16, 2010, however the Company’s financial statements have been retroactively restated to reflect the 1.65 forward split.  Following the split, each shareholder will receive 1.65 new shares for each old share held on that date, issued upon surrender of old shares.  Following the split and the issuance of the shares under the Asset Purchase Agreement, there were approximately 42,860,400 shares issued and outstanding.

Administration

The Company is currently managed by Dr. Leon Rudakov, PhD, CEO, CTO and a member of the Board of directors.  H. James Graham, the Company’s prior CEO, serves as Chairman of the Board.

Compliance with Government Regulation

As the Company proceeds with its new programs involving medical devices and treatments, it will have to comply with governmental regulations involving such activities.  The type and extent of such regulation will be determined in 2010.

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

ITEM 1A

 RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2

PROPERTIES

Effective January 26, 2010, the Company’s corporate offices are located at 1797 Playa Vista, San Marcos, California, 92078.  This space is provided to the Company free of charge by its CEO.  The Company has no other properties.

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

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

“Bid” and ”ask” prices for the Company’s common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “AVTD.OB” since April 3, 2008. However, the Company’s stock has never traded.

As of March 31, 2010, the Company had 35 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, the Company did not issue any securities without registration under the Securities Act of 1933.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company has not generated revenues since its inception on January 23, 2007, and has an accumulated deficit of $204,523 from inception to December 31, 2009. (See Note 5 of the Notes to Financial Statements included herewith.)

The following table provides selected financial data about the Company as of and for the year ended December 31, 2009.

Balance Sheet Data:	December 31, 2009	December 31, 2008

Cash	$60,791	$93,139
Total assets	$60,791	$93,139
Total liabilities	$154,411	$158,124
Stockholders' Equity/(Deficit)	$(93,620)	$(64,985)

Plan of Operation

ArtVentive Medical Group, Inc. (“ArtVentive” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation.  On January 26, 2010, the Company changed its name to ArtVentive Medical Group, Inc.

Prior to March 2008, the Company had acquired options to potentially mine properties in British Columbia and Peru.  However, with the acquisition of the assets of ArtVentive, Inc., as described below, the Company does not expect to continue with the potential mining activities for the foreseeable future.

On January 8, 2010, the Company entered into an Asset Purchase Agreement with ArtVentive, Inc., a California corporation.  Under the terms of the Agreement, ArtVentive, Inc. agreed to sell to the Company substantially all of the assets of ArtVentive in exchange for shares of the Company’s common stock.  The Asset Purchase Agreement was filed as an exhibit to our Current Report on Form 8-K on January 11, 2010.  Pursuant to the terms of the Agreement, the Company filed a Certificate of Amendment changing its name to ArtVentive Medical Group, Inc.  Additionally, it authorized a forward split of the issued shares of its common stock on a ratio of 1.65 new shares for 1 old share.  This forward split was declared effective by FINRA on February 16, 2010.  On February 26, 2010, the Company issued 21,430,200 shares to the two shareholders of ArtVentive, Inc.

To date, the Company’s activities have been limited to its formation, minimal operations, the raising of equity capital and exploring other international business opportunities.

Limited Operating History

There is no historical financial information about the Company upon which to base an evaluation of its performance.  The Company is a development stage corporation and has not generated any revenues from its business operations.  The Company cannot guarantee that it will be successful in its business operations.  The Company’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

As of December 31, 2009, cash and total assets were $60,791 and the Company’s total liabilities were $154,411.  (See 5 of the Notes to Financial Statements included herewith.)

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Development Stage Company

Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2009

Balance Sheets as of December 31, 2009 and December 31, 2008

Statement 1

Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and December 31, 2008;

and the period from inception (January 23, 2007) through December 31, 2009

Statement 2

Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008;

and for the period from January 23, 2007 (Inception) to December 31, 2009

Statement 3

Statements of Changes in Stockholders’ Equity (Deficit) for the period from

January 23, 2007 (Inception) to December 31, 2009

Statement 4

Notes to Financial Statements

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ArtVentive Medical Group, Inc.

We have audited the accompanying balance sheets of ArtVentive Medical Group, Inc., (a development stage company) (the Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and the period from January 23, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ArtVentive Medical Group, Inc. as of December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from January 23, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 18, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Statement 1

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Development Stage Company

Balance Sheets

December 31, 2009 and December 31, 2008

ASSETS	December 31	December 31
	2009	2008
CURRENT
Cash and cash equivalents	$ 60,791	$ 93,139
TOTAL CURRENT ASSETS	60,791	93,139
TOTAL ASSETS	$ 60,791	$ 93,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable	$ 4,411	$ 8,124
Convertible note payable (Note 5)	150,000	150,000
TOTAL LIABILITIES	154,411	158,124
STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 100,000,000 shares
authorized, 21,430,200 shares issued and outstanding after giving effect to 1.65 for 1 split on February 16, 2010	21,430	21,430
Additional paid in capital	89,473	89,473
Deficit accumulated during the development stage	(204,523)	(176,268)
Accumulated other comprehensive income		380
TOTAL STOCKHOLDERS’ DEFICIT	(93,620)	(64,985)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$ 60,791	$ 93,139

(See accompanying notes)

Statement 2

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Development Stage Company

Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2009 and December 31, 2008; and the Period from Inception (January 23, 2007) through December 31, 2009;

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from January 23, 2007 (Inception) to December 31, 2009
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	--	20,533	45,533
Selling, general and administrative	28,255	64,242	156,474
Depreciation expense	--	102	516
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(28,255)	(84,877)	(204,523)
Income tax expense (benefit)	--	--	--
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(28,255)	(84,877)	(204,523)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(380)	(75)	-
COMPREHENSIVE LOSS FOR THE PERIOD	$ (28,635)	$ (84,952)	$ (204,523)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	21,430,200	21,430,200

Statement 3

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Development Stage Company

Statements of Cash Flows

For the Year Ended December 31, 2009 and December 31, 2008; and for the Period from January 23, 2007 (Inception) to December 31, 2009

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from January 23, 2007 (Inception) to December 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (28,255)	$ (84,877)	$ (204,523)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	--	8,621	60,805
Depreciation expense	--	102	516
CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	--	1,224	-
Accounts payable	(3,713)	6,820	4,411
Accounts payable – related party	--	9,000	39,000
NET CASH USED BY OPERATING ACTIVITIES	(31,968)	(59,110)	(99,791)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	--	745	745
Purchase of equipment	--		(1,243)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	--	745	(498)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	--	--	11,080
Convertible note payable (see Note 5)	--	150,000	150,000
NET CASH PROVIDED, BY FINANCING ACTIVITIES	--	150,000	161,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,968)	91,635	60,791
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(380)	(75)	--
CASH, BEGINNING OF PERIOD	93,139	1,579	-
CASH, END OF PERIOD	$ 60,791	$ 93,139	$ 60,791

NON-CASH INVESTING AND FINANCING ACTIVITIES

FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$	$ 39,000	$ 39,000

Statement 4

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Development Stage Company

Statement of Changes in Stockholders’ Deficit

From Inception, January 23 2007, to December 31 2009

	Common	Share	Additional Paid in	Deficit Accumulated	Accumulated Other Comprehensive	Total Equity
	Shares	Amount	For period	During Period	Income	(Deficit)

BALANCE, JANUARY 23, 2007	-	$ -	$ -	$ -	$ -	$ -
Common shares issued for cash, assets and expenses at $.00075 per share	21,430,200	21,430	(5,350)	-	-	16,080
Capital contribution of Expenses			47,184	-	-	47,184
Loss during the period from Inception to
December 31, 2007			-	(91,391)	-	(91,391)
Foreign currency translation adjustments			-	-	455	455
BALANCE, DECEMBER 31, 2007	21,430,200	21,430	41,834	(91,391)	455	(27,672)
Capital Contribution of Expenses	-	-	47,639	-	-	47,639
Loss during the year (2008)	-	-	-	(84,877)	-	(84,877)
Foreign currency translation adjustments	-	-	-	-	(75)	(75)
BALANCE DECEMBER 31, 2008	21,430,000	21,430	89,473	(176,268)	380	(64,985)
Foreign currency translation adjustments					(380)	(380)
Loss during year (2009)				(28,255)		(28,255)
BALANCE DECEMBER 31, 2009	21,430,000	$ 21,430	$ 89,473	$ (204,523)	$ 0	$ (93,620)

(See accompanying notes)

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Development Stage Company

Notes to Financial Statements

For the Year Ended December 31, 2009

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

2.

ORGANIZATION

Uranium Plus Resource Corporation (the “Company”) was incorporated on January 23, 2007 in the State of Nevada, U.S.A., as Big Bear Resources, Inc.  Its name was changed to Uranium Plus Resource Corporation on March 21, 2008.  On January 26, 2010, its name was change to Artventive Medical Group, Inc.  During 2009, its operations were primarily based in Mill Creek, Washington, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company, as an exploration stage company, was engaged in the acquisition, exploration and development of resources properties.  Previously acquired mineral claims in British Columbia, Canada and exploration on mineral claims in Peru have been terminated.  More recently, the Company’s activities have been focused on maintaining operations, raising equity capital and exploring other business opportunities.  The Company has recently entered into agreements that move the operations from the exploration stage to the development stage (see Note 10).

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

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Developpment Stage Company

Notes to Financial Statements

For the Year Ended December 31, 2009

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to December 31, 2009, in accumulated other comprehensive income.

Cash and Cash equivalents

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $60,791 as at December 31, 2009.

4.

RELATED PARTY TRANSACTIONS

A $3,000 per month salary to the President of the Company was accrued up through March 21, 2008 and was subsequently forgiven on May 4, 2008.  The related expense was charged to selling, general and administrative expenses; $30,000 through December 31, 2007 and an additional $9,000 to March 31, 2008.  The forgiveness of debt has been recorded as an increase in additional paid in capital as of December 31, 2008.

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

All funds are in US dollars.  See also – Note 10

6.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each one old share.  As a result of this transaction, 11,078,000 shares were issued.  Effective February 12, 2010, the Company forward-split its issued capital stock on a ratio of 1.65 shares for each one old share.  As a result of this transaction, 8,442,200 shares were issued.

	Shares	Value
December 31, 2008	1,910,000	$ 1,910
Issued as a result of forward-split 4/22/08	11,078,000	11,078
Issued as a result of forward-split 2/12/10	8,442,200	$ 8,442
December 31, 2008 and 2009	21,430,200	$ 21,430

Consideration for the issue of additional shares has been charged against additional paid in capital.

The adjustment has been reflected retroactively.

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Development Stage Company

Notes to Financial Statements

For the Year Ended December 31, 2009

7.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2009, the Company has a negative working capital balance of $93,620 and an accumulated deficit of $204,523.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of mineral reserves.

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

8.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Development Stage Company

Notes to Financial Statements

For the Year Ended December 31, 2009

9.

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carryforwards generated during the period from January 23, 2007 (date of inception) through December 31, 2009 of approximately $204,523 will begin to expire in 2028. Accordingly, deferred tax assets of $69,538 (2008 – $59,931) were offset by the valuation allowance in the same amount.

The Company adopted the provisions of ASC Topic 740 Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009, 2008 and 2007.

Components of income tax are as follows:

Years Ended December 31
	2009	2008
Current	$ -	$ -
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$ -	$ -

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31
	2009	2008
Income tax computed at
Federal statutory tax rate of 34%	$ (9,607)	$ (28,833)
State taxes (net of federal benefit)	-	-
Valuation Allowance	9,607	28,833
	$ -	$ -

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

A Develo9pment Stage Company

Notes to Financial Statements

For the Year Ended December 31, 2009

10.

SUBSEQUENT EVENTS

Effective September 25, 2009, the Company implemented a new ASC accounting pronouncement, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2009 up through the date these financial statements were issued. During this period the Company had the following material recognizable subsequent events.

(i)

On January 8, 2010, the Company entered into an Asset Purchase Agreement with ArtVentive, Inc., a California corporation.  Under the terms of the Asset Purchase Agreement, ArtVentive, Inc. agreed to sell to the Company substantially all of the assets of ArtVentive in exchange for 21,430,200 restricted shares of the Company’s common stock, which were issued equally to the shareholders of ArtVentive, Inc.

(ii)

On February 5, 2010, the company changed its name to Artventive Medical Group, Inc.

(iii)

The holder of the convertible note (Note 5) has elected to convert the note into common shares of the company. On February 22, 2010, the holder executed a subscription agreement for 166,666 common shares at $.90 per share as consideration for converting the note.

(iv)

On January 22, 2010, the Board of Directors and a majority of shareholders approved a forward split of the Company’s common stock on a ratio of 1.65 new shares for each old share held.  The split took effect on February 12, 2010, resulting in an increase in issued and outstanding common shares from 12,988,000 to approximately 22,430,200.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A [T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of senior management, including the Company’s President and principal financial officer, Jim Graham, the management conducted an evaluation of the effectiveness of the design and operation of the Company’s  disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, the President and Principal Financial Officer concluded as of the Evaluation Date that the disclosure controls and procedures were effective such that the information relating to the Company  including its  consolidated subsidiaries, required to be disclosed in its  Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the President and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under management’s supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

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

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of the Company’s Chief Executive Officer and Principal Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

The following table sets forth certain information, as of February 16, 2010, with respect to the directors and executive officers.

Name	Positions Held	Age

H. James Graham	President, Chairman	59
Leon Rudakov	CEO, CTO, Director	58

Mr. Graham has held the positions of CEO and director since April 28, 2008.  He resigned as CEO on February 11, 2010, as CEO, but agreed to continue on as Chairman of the Board.  Dr. Rudakov was appointed as CEO and CTO, and as a member of the Board of Directors on February 11, 2010.

Certain biographical information of our directors and officers is set forth below.

H. James Graham has acted as President and CEO of a number of successful corporations including start-up companies. Since 2006, Mr. Graham has also developed global business plans and marketing strategies in addition to drafting and negotiating international management and distribution agreements.   In 2000, Mr. Graham co-founded CyberBroadcastOne Inc., an interactive broadcast company based on the foundation of education, entertainment and commerce.  Mr. Graham served as the President and CEO through 2006.  From 1993 to 2007, he served as a member of the Board of Directors of Kodiak Oil and Gas, an emerging oil and gas company with its head office in Denver, Colorado and operations throughout America.  The Company’s shares were traded on the Venture Stock Exchange (TSX) until 2007 and are now listed on the American Stock Exchange (AMX) under the symbol KOG.  In 1998, Mr. Graham co-founded Pyrotech International Ltd., Singapore, a corporation committed to the development of a revolutionary fire fighting gel recognized globally under the brand name Barricade.  Mr. Graham served as CEO from 1998 to 2000.

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

Dr. Leon Rudakov has more than 25 years experience in R&D, engineering, product development and project management. He holds a Ph.D. in mechanical engineering from the Moscow Institute of Aviation, and completed Business Executive Program at the Fuqua Business School of the Duke University, NC. He held several executive management and R&D positions with international corporations and start-up companies.

In 2003 Dr. Rudakov joined Merlin Medical, a Singapore-based company, where he held the position of vice-president of Research and Development and chief technology officer. He was responsible for the company's business strategy, and directed its product development and regulatory pathway. Under his leadership the Company developed a new, unique intracranial device for the treatment of intracranial aneurysms with significant potential for the treatment of ischemic disease. He also established the Company intellectual property and led the device development from the initial concept formulation to its production and the clinical studies in several European Union countries. Dr. Rudakov also developed the coronary stent "X'Calibur" and its delivery catheter through to its CE Mark approval and current market presence in Asia.

Dr. Rudakov also served as a Director of Engineering with the Silicon Valley corporation CardioVasc Inc., and led a cross functional group of engineers through the production of several coronary devices, from development to commercial success. Among these CardioVasc projects, Dr. Rudakov led the development of a new coronary stent and delivery system, which was subsequently sold to the Japanese corporation "Goodman Co". He also participated in the device regulatory process leading to its approval in Japan.

Additionally, Dr Rudakov, managed development of a coated stent-graft, for the treatment of failing saphenous vein graft (SVG). This device has received CE Mark and is marketed and sold in the EU by the CardioVasc Corporation.

Dr. Rudakov has served as a Regional Director of Operations for Booz Allen & Hamilton, a worldwide leader in management consulting. He managed the company's operations and regional business development, while working with key corporate clients, providing strategic business planning, corporate restructuring and re-engineering.

In 2009, Dr. Rudakov joined ArtVentive, Inc., of San Marcos, California, as Chief Executive Officer and Chief Technology Officer.

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

Employment Agreements

On February 2, 2010, the Company entered into an Employment Agreement with its Chief Executive Officer and Chief Technology Officer, Dr. Leon Rudakov.  Under the terms of the Agreement, Dr. Rudakov will be compensated with an annual salary of $120,000, plus benefits, including options to purchase stock in the Company, the terms of which are to be negotiated, but the share price will be the trading price at the time of issuance or the net book value.  Any options granted will expire five years after the date of the grant.  The term of the Employment Agreement will be for a period of five years, unless earlier terminated under the terms of the Employment Agreement.

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

Code of Ethics

As of December 31, 2009, the Company has not yet adopted a Code of Ethics.

ITEM 11

EXECUTIVE COMPENSATION

(a) No officer or director of the Company received compensation during the past three fiscal years.

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

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options.

Employment Agreements

On February 2, 2010, the Company entered into an Employment Agreement with its Chief Executive Officer and Chief Technology Officer, Dr. Leon Rudakov.  Under the terms of the Agreement, Dr. Rudakov will be compensated with an annual salary of $120,000, plus benefits, including options to purchase stock in the Company, the terms of which are to be negotiated, but the share price will be the trading price at the time of issuance or the net book value.  Any options granted will expire five years after the date of the grant.  The term of the Employment Agreement will be for a period of five years, unless earlier terminated under the terms of the Employment Agreement.

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, the beneficial ownership of the Company’s common stock by each of its officers and directors, by each person known by the Company to beneficially own more than 5% of  common stock and by  officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,988,000 shares of common stock issued and outstanding on December 31, 2009.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage Ownership of Common Stock
Estate of Scott Houghton 1525 Yew Street Vancouver, B.C. Canada, V6J 3E5	5,880,000 (*9,702,000)	45.3%

Korina Houghton 804 – 1238 Melville Street Vancouver, BC Canada V6E 4N2	2,900,000 (*4,785,000)	22.3%

James Graham Suite 107 – 17624 15th Ave. Mill Creek, WA 98012 President, Chairman	0	0%

Dr. Leon Rudakov 1797 Playa Vista San Marcos, CA 92078 CEO, CTO, Director	0 (**10,715,100)	0

Officers and Directors as a Group (2)	0	0%

* On February 16, 2010, the Company effectuated a 1.65 for 1 forward split of its common stock.  Outstanding shares as of that date increased to approximately 21,430,200.  The post-split number of shares for each shareholder is listed in parenthesis.  Percentage ownership did not change.

** On February 11, 2010, Dr. Leon Rudakov was appointed to the Board of Directors of the Company.  On February 26, 2010, he was issued 10,715,100 shares.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by its principal accountant for services rendered during the fiscal year ended December 31, 2009 and 2008 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008

Audit fees (1)	$11,000	$11,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$11,000	$11,000

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

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

3.3	Certificate of Amendment to Articles of Incorporation

3.3	Amendment to Bylaws(1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

32.1	Rule 1350 Certification of Principal Financial Officer

32.2	Rule 1350 Certification of Chief Executive Officer

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

Date:

March 31, 2010

ARTVENTIVE MEDICAL GROUP, INC.

By

/s/ H. James Graham

Name:

H. James Graham

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
H. James Graham _______ James Graham	Principal Financial Officer and Chairman of the Board of Directors	March 31, 2010

/s/ Leon Rudakov Dr. Leon Rudakov	Chief Executive Officer, Chief Technology Officer, Member of the Board of Directors	March 31, 2010