Form 10-Q
period 2010-03-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2010-05-24
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission File No. 333-144226

ARTVENTIVE MEDICAL GROUP, INC.(Exact name of registrant as specified in its charter)

Nevada

26-0148468

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

1797 Playa Vista, San Marcos, California, 92078

(Address of principal executive offices)

(760) 471-7700

(Registrant’s telephone number)

URANIUM PLUS RESOURCE CORPORATION

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

Yes

[  ]

No

[ X ] Not Required

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 31, 2010, there were 46,760,534 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group Inc.

(formerly Uranium Plus Resource Corporation)

Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to March 31, 2010

Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009

Statement 1

Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2010 and March 31, 2009;

and the period from January 23, 2007 (Inception) through March 31, 2010

Statement 2

Statements of Cash Flows (unaudited)for the three month periods ended March 31, 2010 and March 31 2009;

and for the period from January 23, 2007 (Inception) to March 31, 2010

Statement 3

Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the period from

January 23, 2007 (Inception) to March 31, 2010

Statement 4

Notes to Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group Inc.

(formerly Uranium Plus Resource Corporation)

A Development Stage Company

Balance Sheets

March 31, 2010 and December 31, 2009

ASSETS	March 31,
	2010 (unaudited)	December 31, 2009
CURRENT
Cash and cash equivalents	$ 1,110,025	$ 60,791
TOTAL CURRENT ASSETS	1,110,025	60,791
PROPERTY ,PLANT AND EQUIPMENT
OFFICE EQUIPMENT	3,389
NET PROPERTY, PLANT AND EQUIPMENT	3,389
TOTAL ASSETS	$ 1,113,414	$ 60,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT
Accounts payable	$ 6,179	$ 4,411
Accrued management fees	18,333	-
Convertible note payable (Note 5)	-	150,000
TOTAL LIABILITIES	24,512	154,411
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 46,760,534 shares issued and outstanding after giving effect to 5.8 for 1 split on April 22, 2008 and 1.65 for 1 split on February 12, 2010	46,760	21,430
Additional paid in capital	1,314,143	89,473
Deficit accumulated during the development stage	(272,001)	(204,523)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,088,902	(93,620)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,113,414	$ 60,791

(See accompanying notes)

Statement 2

ArtVentive Medical Group Inc.

(formerly Uranium Plus Resource Corporation)

A Development Stage Company

Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2010 and March 31, 2009; and for the Period from January 23, 2007 (Inception) to March 31, 2010

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the period from January 23, 2007 (Inception) to March 31, 2010
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	10,000	-	10,000
Selling, general and administrative	58,260	10,555	216,734
Depreciation expense	-	-	516
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(68,260)	(10,555)	(272,783)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	782	-	782
Income tax expense (benefit)	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(67,478)	(10,555)	(272,001)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (67,478)	$ (10,555)	$ (272,001)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	42,498,204	21,430,200

Statement 3

ArtVentive Medical Group Inc.

(formerly Uranium Plus Resource Corporation)

A Development Stage Company

Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2010 and March 31, 2009; and for the Period from January 23, 2007 (Inception) to March 31, 2010

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the period from January 23, 2007 (Inception) to March 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (67,478)	$ (10,555)	$ (272,001)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	-	-	516
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts payable	1,768	4,089	6,179
Accrued management fees	18,333	-	18,333
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(47,377)	(6,466)	(147,168)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	(3,389)		(4,632)
NET CASH USED, BY INVESTING ACTIVITIES	(3,389)	-	(3,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,100,000	-	1,111,080
Convertible note payable (see Note 5)	-	-	150,000
NET CASH PROVIDED, BY FINANCING ACTIVITIES	1,100,000	-	1,261,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,049,234	(6,466)	1,110,025
CASH, BEGINNING OF PERIOD	60,791	93,139	-
CASH, END OF PERIOD	$ 1,110,025	$ 86,673	$ 1,110,025

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ 150,000	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ 39,000	$ 39,000

(See accompanying notes)

Statement 4

ArtVentive Medical Group Inc.

(formerly Uranium Plus Resource Corporation)

A Development Stage Company

Statement of Stockholders’ Deficit (Unaudited)

From January 23, 2007 (Inception) to March 31, 2010

	Common	Share	Additional Paid in	Deficit Accumulated	Accumulated Other Stockholders’	Total Equity
	Shares	Amount	For period	During Period	Income	(Deficit)
BALANCE, JANUARY 23, 2007	-	$ -	$ -	$ -	$ -	$ -
Common shares issued for cash, assets and expenses at $.00075 per share	21,430,200	21,430	(5,350)	-	-	16,080
Capital contribution of expenses	-	-	47,184	-	-	47,184
Loss during the period from inception to
December 31, 2007	-	-	-	(91,391)	-	(91,391)
Foreign currency translation adjustments	-	-	-	-	455	455
BALANCE, DECEMBER 31, 2007	21,430,200	21,430	41,834	(91,391)	455	(27,672)
Capital contribution of expenses	-	-	47,639	-	-	47,639
Loss during year (2008)	-	-	-	(84,877)	-	(84,877)
Foreign currency translation adjustments	-	-	-	-	(75)	(75)
BALANCE, DECEMBER 31, 2008	21,430,200	21,430	89,473	(176,268)	380	(64,985)
Foreign currency translation adjustments	-	-	-	-	(380)	(380)
Loss during year (2009)	-	-	-	(28,255)		(28,255)
BALANCE, DECEMBER 31, 2009	21,430,200	21,430	89,473	(204,523)	NIL	(93,620)
Common shares issued for cash	3,733,468	3,733	1,096,267	-	-	1,100,000
Common shares issued for assets	21,430,200	21,430	(21,430)			-
Common shares issued on conversion of				-	-
note payable	166,666	167	149,833			150,000
Loss during quarter			-	(67,478)	-	(67,478)
BALANCE, MARCH 31, 2010	46,760,534	$ 46,760	$ 1,314,143	$ (272,001)	$ NIL	$ 1,088,902

(See accompanying notes)

ArtVentive Medical Group Inc.

(formerly Uranium Plus Resource Corporation)

A Development Stage Company

Notes to Financial Statements (Unaudited)

March 31, 2010

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2010.

2.

ORGANIZATION

The company was originally incorporated under the name of Big Bear Resources Inc. a USA Company registered in the State of Nevada on January 23, 2007.   The Company changed its name to Uranium Plus Resources Inc. on March 21, 2008.  Following the acquisition of the business of ArtVentive Inc. the Company changed its name on January 26, 2010, from Uranium Plus Resources Inc. to ArtVentive Medical Group, Inc.

The Company is a medical device corporation, focused on developing, manufacturing and marketing a family of endoluminal occlusion devices (EOS).  Through its innovative, proprietary technology the Company has developed unique minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to a new level of sophistication, potentially resolving significant and unaddressed health issues. The EOS device being developed by the Company targets a substantive market demand in several major clinical areas, including women's health, peripheral and neurological vascular disorders, and interventional cardiology procedures.

To date, the Company’s activities have been limited to its formation, corporate operations and the raising of equity capital.

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

A Development Stage Company

Notes to Financial Statements (Unaudited)

March 31, 2010

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to March 31, 2010, in accumulated other comprehensive income.

Cash and Cash equivalents

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $1,110,025 as at March 31, 2010.

4.

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

All funds are in US dollars.

The note was converted into 166,666 shares at a deemed value per share of $.90 effective

 February 22, 2010.

5.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each one old share.  As a result of this transaction, 11,078,000 shares were issued. Effective February 12, 2010, the Company forward-split its issued capital stock on a ratio of 1.65 shares for each old share. As a result of this transaction 8,442,200 shares were issued.

	Shares	Value
December 31, 2008	1,910,000	$ 1,910
Issued as a result of forward-split 4/22/08	11,078,000	11,078
Issued as a result of forward-split 2/12/10	8,442,200	8,442
December 31,2009	21,430,200	$ 21,430
Issued on conversion of note payable	166,666	$ 167

ArtVentive Medical Group Inc.

(formerly Uranium Plus Resource Corporation)

A Development Stage Company

Notes to Financial Statements (Unaudited)

March 31, 2010

	Shares	Value
Issued for purchase of assets	21,430,200	$ 21,430
Issued in private placement	3,733,468	3,733
March 31, 2010	46,760,534	$ 46,760

Consideration for the issue of additional shares has been charged against additional paid in capital.  The adjustment has been reflected retroactively.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2010, the Company has a working capital balance of $1,085,513 and an accumulated deficit of $272,001.

In response to these challenges, management intends to raise additional funds through public or private placement offerings.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-

Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ArtVentive Medical Group Inc.

(formerly Uranium Plus Resource Corporation)

Notes to Financial Statements (Unaudited)

March 31, 2010

8.

PROVISION FOR INCOME TAXES

The company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  The Company adopted the provisions of ASC Topic 740Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2010 and December 31, 2009.

9.

CONTRACTUAL OBLIGATIONS

Effective February 27, 2010 the Company has entered into employments agreements for a Chief executive Officer (CEO) and Chairman of the Board.  The CEO agreement is for a five year term commencing March 1, 2010 at a base salary of $120,000 per annum.  The agreement includes other employment benefits.  The Chairman is engaged under a consulting agreement with a base fee of $100,000 per annum.

10.

PURCHASE AGREEMENT

On January 8, 2010 the Company entered into an asset purchase agreement with Artventive, Inc. a privately held company.  The Company purchased substantially all of the assets of Artventive, Inc. which consisted entirely of patents.  The patents were accounted for under SAB Topic 5G using the historical cost basis of zero.  The combination was accounted for under ASC 805 as a business combination.  Pro Forma financial information as if the combination had taken place as of the earliest period presented has not be included as it is not significant.

11.

SUBSEQUENT EVENTS

Effective this quarter, the Company implemented a new FASB accounting pronouncement, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date these financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation and subsequently on January 26, 2010 the Company changed its name to ArtVentive Medical Group, Inc.

Prior to March 2008, the Company had acquired an option to acquire a 100% interest in a mineral claim located in the Slocan Mining Division in the Province of British Columbia, Canada (the “Big Bear mineral claim”).  Following careful review, the Company decided to not move forward and instead pursue molybdenum, gold and two uranium properties located in Peru.

Management entered into a consulting agreement with Dr. Allan P. Juhas Ph.D., an Economic Geologist residing in the USA, with extensive experience in international property evaluation and mineral exploration.  Dr. Juhas and his team traveled to Peru and visited two of the Company’s proposed properties.  The Manantiel molybdenum prospect was located in the Shiran district of the Otuzco municipality of La Libertad and the El Zorro gold prospect consisting of 600 hectares was located 156 kilometers north east of Trujillo, Peru.  Following receipt of the geological reports and sample analysis, management decided not to move forward with the further exploration of these properties.

The Company had previously evaluated property north of Lima, Peru, and an additional property in the Province of Corongo.

On January 26, 2010 the Company changed its name from Uranium Plus Resources, Inc. to ArtVentive Medical Group, Inc. following the acquisition of substantially all of the assets of ArtVentive Inc., a California company.

The Company is currently a medical device corporation, focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to a new level of sophistication, resolving potentially significant and unaddressed health issues.  The EOS device is being developed by the Company to target market demand in several major clinical areas, including women's health, peripheral and neurological vascular disorders, and interventional cardiology procedures.

The Company has and expects to contract with specific American corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of Company’s products.  The Company has entered into an agreement with the Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.  Also the Company has entered in to an agreement with the Northwest Clinical Research Group, Inc., located Seattle, Washington.  This group will play a role in building the complex infrastructure and support necessary for outlining the regulatory and clinical strategy, in addition to providing a full platform of quality controls parallel and synergistic to what Medical Murray is providing.  Their responsibility also extends to encompass communication with the FDA and European Notified Body (FDA counterpart).

The Company is focused on the continued development and implementation of its proprietary line of lumen occlusion devices in defining new opportunity within the medical device arena.  .

To date, the Company’s activities have been limited to its formation, corporate operations, the raising of equity capital and executing the business of the Company as laid out in the Business Plan of the Company.

For the three months ended March 31, 2010, the Company incurred continuing general and administrative costs of $58,260, and research and development costs of $10,000.  Costs for the same period in 2009 were $10,555 and $0, respectively.  The increase in expenses was due to work on the development of its medical device.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required by smaller reporting companies.

Item 4T.  Controls and Procedures

As of the end of the period covered by this report, AVTD carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of ArtVentive Medical Group’s President and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that ArtVentive Group’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

AVTD also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2010.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ARTVENTIVE MEDICAL GROUP, INC.

May 24, 2010

/s/ Dr. Leon Rudakov

Dr. Leon Rudakov

Chief Executive Officer

/s/ H. James Graham

H. James Graham

President