Form 10-Q
period 2010-06-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2010-08-09
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 12, 2010, there were 46,814,117 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group Inc.

Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to June 30, 2010

Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009

Statement 1

Statements of Operations and Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2010 and June 30, 2009;

and the period from January 23, 2007 (Inception) through June 30, 2010

Statement 2

Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2010 and June 30,  2009;

and for the period from January 23, 2007 (Inception) to June 30, 2010

Statement 3

Notes to Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group Inc.

A Development Stage Company

Balance Sheets

June 30, 2010 and December 31, 2009

ASSETS	June 30,
	2010 (unaudited)	December 31, 2009
CURRENT
Cash and cash equivalents Payroll prefunding-NPC Prepaid insurance	$ 762,339 6,625 548	$ 60,791 - -
TOTAL CURRENT ASSETS	769,512	60,791
PROPERTY, PLANT AND EQUIPMENT
OFFICE EQUIPMENT	1,382	-
ACCUMULATED DEPRECIATION	(92)	-
NET PROPERTY, PLANT AND EQUIPMENT	1,290	-
TOTAL ASSETS	$ 770,802	$ 60,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT
Accounts payable	$ 43,496	$ 4,411
Payroll taxes payable	490	-
Convertible note payable (Note 5)	-	150,000
TOTAL LIABILITIES	43,986	154,411
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 46,814,117 and 21,430,200 shares issued and outstanding as of June 30, 2010 and December 31, 2009 respectively after giving effect to 1.65 for 1 split on February 12, 2010	46,814	21,430
Additional paid in capital	1,332,089	89,473
Deficit accumulated during the development stage	(652,087)	(204,523)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	726,816	(93,620)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 770,802	$ 60,791

(See accompanying notes)

Statement 2

ArtVentive Medical Group Inc.

A Development Stage Company

Statements of Operations and Comprehensive Loss (Unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009	For the period from January 23, 2007 (Inception) to June 30, 2010
REVENUES	$ NIL	$ NIL	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	-	-	45,533
Research and development	284,006	-	294,006	-	294,006
Selling, general and administrative	97,577	3,909	155,837	14,084	314,311
Depreciation expense	92	-	92	-	608
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(381,675)	(3,909)	(449,935)	(14,084)	(654,458)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	1,589	-	2,371	-	2,371
Foreign currency translation adjustment	-	-	-	(380)	-
Income tax (expense) benefit	-	-			-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(380,086)	(3,909)	(447,564)	(14,464)	(652,087)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (380,086)	$ (3,909)	$ (447,564)	$ (14,464)	$ (652,087)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	46,810,601	12,988,000	44,768,551	12,988,000

(See accompanying notes)

Statement 3

ArtVentive Medical Group Inc.

A Development Stage Company

Statements of Cash Flows (Unaudited)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	For the period from January 23, 2007 (Inception) to June 30, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (447,564)	$ (14,084)	$ (652,087)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	92	-	608
Issuance of common stock for services	18,000		18,000
CHANGES IN OPERATING ASSETS AND LIABILITIES Payroll prefunding-NPC	(6,625)	-	(6,625)
Prepaid Insurance	(548)	-	(548)
Accounts payable	39,085	(6,805)	43,496
Payroll taxes payable	490	-	490
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(397,070)	(20,889)	(496,861)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	(1,382)		(2,625)
NET CASH USED BY INVESTING ACTIVITIES	(1,382)	-	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,100,000	-	1,111,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,100,000	-	1,261,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	701,548	(20,889)	762,339
Effect of exchange rate changes on cash	-	(380)	-
CASH, BEGINNING OF PERIOD	60,791	93,139	-
CASH, END OF PERIOD	$ 762,339	$ 71,870	$ 762,339

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ 39,000	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ 21,430	$ -	$ -

(See accompanying notes)

ArtVentive Medical Group Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

June 30, 2010

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2010.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2010.

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

To date, the Company’s activities have been limited to its formation, development of EOS, intellectual property continuous development and patent filing, generation of regulatory strategy for initial clinical indications for FDA and European submissions and approval, corporate operations and the raising of equity capital.

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

ArtVentive Medical Group Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

June 30, 2010

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to June 30, 2010, in accumulated other comprehensive income.

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $762,339 as at June 30, 2010.

4.

CONVERTIBLE NOTE PAYABLE

The Company borrowed $150,000 pursuant to an agreement dated April 29, 2008.  The loan was payable on demand by the Lender.  The Lender had the option to convert the loan into common shares of the Company at a rate of 1 common share for each $1 borrowed (150,000 common shares).

In the event that repayment was demanded and the Company defaulted, interest at a rate of 8% per annum would have been charged from the date of demand.

All funds were in US dollars.  The note was converted into 166,666 shares at a deemed value per share of $.90 effective February 22, 2010.

5.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each one old share.  As a result of this transaction, 11,078,000 shares were issued. Effective February 12, 2010, the Company forward-split its issued capital stock on a ratio of 1.65 shares for each old share. As a result of this transaction 8,442,200 shares were issued. Effective February 19, 2010 3,767,051 shares were issued in private placement. Consideration for the issue of additional shares has been charged against additional paid in capital.  The adjustment has been reflected retroactively.

Effective April 16, 2010 the Board of Directors of the Company authorized issuance of 20,000 shares to the members of its Scientific Board at a deemed value per share of $.90.

ArtVentive Medical Group Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

June 30, 2010

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2010, the Company has a working capital balance of $725,526 and an accumulated deficit of $652,087

In response to these challenges, management intends to raise additional funds through public or private placement offerings.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-20 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ArtVentive Medical Group Inc.

Notes to Financial Statements (Unaudited)

June 30, 2010

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

The Company has no tax positions at June 30, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2010 and December 31, 2009.

9.

CONTRACTUAL OBLIGATIONS

Effective February 27, 2010 the Company has entered into employment agreements for a Chief executive Officer (CEO) and Chairman of the Board.  The CEO agreement is for a five year term commencing March 1, 2010 at a base salary of $120,000 per annum.  The agreement includes other employment benefits.  The Chairman is engaged under a consulting agreement with a base fee of $100,000 per annum.

10.

PURCHASE AGREEMENT

On January 8, 2010 the Company entered into an asset purchase agreement with Artventive, Inc. a privately held company.  The Company purchased substantially all of the assets of Artventive, Inc. which consisted entirely of patents.  The patents were accounted for under SAB Topic 5G using the historical cost basis of zero.  The combination was accounted for under ASC 805 as a business combination.  Pro Forma financial information as if the combination had taken place as of the earliest period presented has not been included as it is not significant.

11.

SUBSEQUENT EVENTS

Company implemented a new ASU 2010-09. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date these financial statements were issued.

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

Prior to January 26, 2010, the Company had focused in the mining and exploration business in  Peru.  On January 9, 2010, the Company completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company.

The Company is concentrating on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to a new level of sophistication, resolving potentially significant and unaddressed health issues.  The EOS device is being developed by the Company to target market demand in several major clinical areas, including women's health, peripheral and neurological vascular disorders and interventional cardiology procedures.

The Company has contracted, and expects to continue contracting with specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of the Company’s products.  The Company has entered into an agreement with the Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

Also the Company has entered in to an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has played an intricate role in building the complex infrastructure and support necessary for outlining the regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray is providing.  Their responsibility also extends to encompass communication with the FDA and European Notified Body (FDA counterpart).

The Company has implemented its Quality Management System (QMS), based on the requirements of, and is intended to comply with, the following regulations and international standards:

•

US FDA Quality System Regulation, 21 CFR 820

•

EU Medical Device Directive (MDD), EEC 93/42

•

Canada Medical Devices Regulations (CMDR), SOR/98-282

•

ISO 13485:2003 Medical Devices – Quality Management Systems - Requirements Regulatory Purposes

Document Control System and Design History File for the EOS project are in continuous process of implementation.  The highly secured system utilizes Egnyte software and is hosted on the Northwest Clinical Research Group’s server.

The Company is focused on the continued development and implementation of its proprietary line of lumen occlusion devices in defining new opportunity within the medical device arena.  A second patent of the Company’s intellectual property was filed with the US patent office on June 30, 2010.

To date, the Company’s activities have been limited to its formation, corporate operations, the development of the EOS device design and testing, implementation of quality controls and protocols, Regulatory Strategy for FDA and European trials, raising of equity capital and executing the business of the Company as laid out in the Business Plan of the Company.

For the six months ended June 30, 2010, the Company incurred continuing selling, general and administrative costs of $155,837 and research and development costs of $294,006.  Costs for the same period in 2009 were $14,084 and $0, respectively.  The increase in expenses was due to work on the development of its proprietary medical device.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required by smaller reporting companies.

Item 4T.  Controls and Procedures

As of the end of the period covered by this report, AVTD carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of ArtVentive Medical Group’s President and Principal Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that ArtVentive Group’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the second quarter ended June 30, 2010.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTVENTIVE MEDICAL GROUP, INC.

August 6, 2010

/s/ Leon Rudakov

Dr. Leon Rudakov

Chief Executive Officer, Chief Technology Officer

/s/ H. James Graham

H. James Graham

President, Chief Financial Officer