Form 10-Q
period 2010-09-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2010-11-12
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, there were 46,814,117 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to September 30, 2010

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009

Statement 1

Statements of Operations and Comprehensive Loss (unaudited) for the three and  nine month periods ended September 30, 2010 and September 30, 2009;

and the period from January 23, 2007 (Inception) through September 30, 2010

Statement 2

Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2010 and September 30, 2009;

and for the period from January 23, 2007 (Inception) to September 30, 2010

Statement 3

Notes to Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Balance Sheets

September 30, 2010 and December 31, 2009

ASSETS	September 30,
	2010 (unaudited)	December 31, 2009
CURRENT
Cash and cash equivalents Payroll prefunding-NPC	$ 518,454 8,972	$ 60,791
TOTAL CURRENT ASSETS	527,426	60,791
PROPERTY, PLANT AND EQUIPMENT
OFFICE EQUIPMENT	1,382	-
ACCUMULATED DEPRECIATION	(161)	-
NET PROPERTY, PLANT AND EQUIPMENT	1,221	-
TOTAL ASSETS	$ 528,647	$ 60,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable	$ 45,294	$ 4,411
Payroll taxes payable	56	-
Convertible note payable (Note 4)	-	150,000
TOTAL CURRENT LIABILITIES	45,350	154,411
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 46,814,117 and 21,430,200 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively after giving effect to 1.65 for 1 split on February 12, 2010	46,814	21,430
Additional paid in capital	1,332,089	89,473
Deficit accumulated during the development stage	(895,606)	(204,523)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	483,297	(93,620)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 528,647	$ 60,791

(See Accompanying Notes)

Statement 2

ArtVentive Medical Group, Inc.

A Development Stage Company

Statements of Operations and Comprehensive Loss (Unaudited)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	For the period from January 23, 2007 (Inception) to September 30, 2010
REVENUES	$ NIL	$ NIL	NIL	NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-		-	45,533
Research and development	170,682	-	464,688	-	464,688
Selling, general and administrative	73,747	5,384	229,584	19,468	388,058
Depreciation expense	69	-	161	-	677
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(244,498)	(5,384)	(694,433)	(19,468)	(898,956)
OTHER INCOME
INTEREST INCOME	979	-	3,350		3,350
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(243,519)	(5,384)	(691,083)	(19,468)	(895,606)
Foreign currency translation adjustment	-	-	-	(380)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (243,519)	$ (5,384)	(691,083)	(19,848)	$ (895,606)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.01)	(0.00)	(0.02)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	46,814,117	12,988,000	45,457,899	12,988,000

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	For the period from January 23, 2007 (Inception) to September 30, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (691,083)	$ (19,468)	$ (895,606)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	161	-	677
Issuance of common stock for services	18,000		18,000
CHANGES IN OPERATING ASSETS AND LIABILITIES Payroll prefunding-NPC	(8,972)		(8,972)
Accounts payable	40,883	(6,805)	45,294
Payroll taxes payable	56		56
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(640,955)	(26,318)	(740,746)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	(1,382)		(2,625)
NET CASH USED BY INVESTING ACTIVITIES	(1,382)	-	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,100,000	-	1,111,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,100,000	-	1,261,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	457,663	(26,318)	518,454
Effect of exchange rate changes on cash	-	(380)	-
CASH, BEGINNING OF PERIOD	60,791	93,139	-
CASH, END OF PERIOD	$ 518,454	$ 66,441	$ 518,454

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ 150,000	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ 39,000	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ 21,430	$ -	$ -

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

September 30, 2010

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2010.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2010.

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

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

September 30, 2010

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to September 30, 2010, in accumulated other comprehensive income.

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $518,454 as at September 30, 2010.

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

5.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each prior share.  As a result of this transaction, 11,078,000 shares were issued. Effective February 12, 2010, the Company forward-split its issued capital stock on a ratio of 1.65 shares for each old share. As a result of this transaction 8,442,200 shares were issued. Effective February 19, 2010 3,767,051 shares were issued in a private placement.  Consideration for the issue of additional shares has been charged against additional paid in capital.  The forward stock splits adjustments have been reflected retroactively.

Effective April 16, 2010 the Board of Directors of the Company authorized issuance of 20,000 shares to the members of its Scientific Board at a deemed value per share of $.90.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

September 30, 2010

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2010, the Company has a working capital balance of $482,076 and an accumulated deficit of $895,606.

In response to these challenges, management intends to raise additional funds through public or private placement offerings.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

8.

PROVISION FOR INCOME TAXES

The company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  The Company adopted the provisions of ASC Topic 740 Accounting for Uncertainty in Income Taxes, on January 23, 2007 (inception date).  As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.

Operating loss carry-forwards generated during the period of January 23, 2007(date of inception) through September 30, 2010 of approximately $895,606 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $298,386 related to net operating loss carry-forwards and $6,120 related to stock-based compensation were offset by the valuation allowance.  For the nine months ended September 30, 2010 and 2009 the allowance increased by approximately $234,968 and $6,619, respectively.

The Company has no tax positions at September 30, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended September 30, 2010 and the year ended

ArtVentive Medical Group Inc.

(Formerly Uranium Plus Resource Corporation)

Notes to Financial Statements (Unaudited)

September 30, 2010

December 31, 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2010 and December 31, 2009.

9.

CONTRACTUAL OBLIGATIONS

Effective February 27, 2010, the Company entered into employment agreements for a Chief Executive Officer (CEO) and Chairman of the Board.  The CEO agreement is for a five year term commencing March 1, 2010 at a base salary of $120,000 per annum.  The agreement includes other employment benefits.  The Chairman is engaged under a consulting agreement with a base fee of $100,000 per annum.

10.

PURCHASE AGREEMENT

On January 8, 2010, the Company entered into an asset purchase agreement with Artventive, Inc. a privately held company.  The Company purchased substantially all of the assets of Artventive, Inc. which consisted entirely of patents.  The patents were accounted for under SAB Topic 5G using the historical cost basis of zero.  The combination was accounted for under ASC 805 as a business combination.  Pro Forma financial information as if the combination had taken place as of the earliest period presented has not been included as it is not significant.

11.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2010 up through the date these financial statements were issued.

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

Also the Company has entered into an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has played an intricate role in building the complex infrastructure and support necessary for outlining the regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray is providing.  Their responsibility also extends to encompass communication with the FDA and European Notified Body (FDA counterpart).

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

For the nine months ended September 30, 2010, the Company incurred continuing selling, general and administrative costs of $229,584 and research and development costs of $464,688.  Costs for the same period in 2009 were $19,468 and $0, respectively.  The increase in expenses was due to work on the development of its proprietary medical device.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required by smaller reporting companies.

Item 4T.  Controls and Procedures

As of the end of the period covered by this report, AVTD carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of ArtVentive Medical Group’s President and Principal Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that ArtVentive Group’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the third quarter ended September 30, 2010.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ARTVENTIVE MEDICAL GROUP, INC.

November 10, 2010

/s/ Leon Rudakov______________________

Dr. Leon Rudakov

Chief Executive Officer

/s/ H. James Graham___________________

H. James Graham

President, Chief Accounting Officer