Form 10-K
period 2010-12-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2011-03-31
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM  10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ____ to ____

Commission File No. 333-144226

ARTVENTIVE MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

26-0148468

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

1797 Playa Vista, San Marcos, California, 92078

(Address of principal executive offices)

(760) 471-7700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

  None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  [  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

[x]

No

[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes

[  ]

No

[ X ] Not Required

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter) is $4,477,381.09.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 31, 2010, there were 46,814,117 shares of the Company’s common stock issued and outstanding with 50,000 options issued.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Cautionary statements regarding forward-looking information

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

ITEM 1A

 RISK FACTORS

6

ITEM 1B

UNRESOLVED STAFF COMMENTS.

6

ITEM 2

PROPERTIES

6

ITEM 3

LEGAL PROCEEDINGS.

6

PART II

7

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  7

ITEM 6

SELECTED FINANCIAL DATA

7

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  8

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  7

ITEM 9.  CONTROLS AND PROCEDURES

7

ITEM 9B.  OTHER INFORMATION.

8

PART II

8

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

8

ITEM 11

EXECUTIVE COMPENSATION

12

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

13

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND   DIRECTOR INDEPENDENCE  14

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

14

PART IV

16

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

16

SIGNATURES

17

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Company has contracted, and expects to continue contracting with specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of the Company’s products during 2011.  The Company has entered into an agreement with the Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

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

As the Company prepares the foundation to launch into the European markets during 2011, the Company executed an agreement on August 23, 2010, with the firm of BSI Product Services Healthcare, headquartered in the UK.  BSI is one of the leading international ISO 9000 ISO 13485 Registrars and CE Marking Notified Bodies.  Their current clients include world leading specialized medical device manufacturers, all of whom require efficient and effective CE marking services.  BSI is internationally recognized for their conformity assessments which support manufacturers’ objectives of achieving timely and predictable market access.

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

The Company is focused on the continued development and implementation of its proprietary line of lumen occlusion devices in defining new opportunity within the medical device arena.  A third patent (Expandable Device Delivery System) of the Company’s intellectual property was filed with the US patent office October, 2010, simultaneous to an International Patent.

To date, the Company’s activities have been focused on its corporate operations, Research and Development, the finalization EOS device design and testing, implementation of quality controls and protocols, Regulatory Strategy for FDA and European trials in addition to animal studies. In December 2010, the Company formally froze the EOS device design for the peripheral category of indications in preparation for the regulatory phase and prior to commercialization in Europe, followed by the USA.   The Company also continues its corporate and international development and quest to raise further equity capital by way of executing the business strategy of the Corporation as indicated in both the Phases I and II Business Plans of the Company.

Administration

The Company is currently managed by Dr. Leon Rudakov, PhD, President, CTO and a member of the Board of directors, and H. James Graham, CFO, CEO and Chairman of the Board.

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

ITEM 1A

 RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2

PROPERTIES

The Company’s corporate offices are located at 1797 Playa Vista, San Marcos, California, 92078.  This space is provided to the Company free of charge by its President.  The Company has no other properties.

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

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

“Bid” and ”ask” prices for the Company’s common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “AVTD.OB” since April 3, 2008. However, the Company’s stock has only traded once.  Following is the high and low price for each quarter during the past 2 years.

Quarter Ended	High	Low
12/31/10	$0.91	$0.91
9/30/10	$0.91	$0.91
6/30/10	$0.91	$0.91
3/31/10	$0.91	$0.91
12/31/09	$0.91	$0.91
9/30/09	$0.91	$0.91
6/30/09	$0.91	$0.91
3/31/09	$0.91	$0.90

As of March 31, 2011, the Company had 35 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, the Company did not issue any securities without registration under the Securities Act of 1933.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company has not generated revenues since its inception on January 23, 2007, and has an accumulated deficit of $1,280,292 from inception to December 31, 2010. (See Note 6 of the Notes to Financial Statements included herewith.)

The following table provides selected financial data about the Company as of and for the year ended December 31, 2010.

Balance Sheet Data:	December 31, 2010	December 31, 2009

Cash	$176,425	$60,791
Total assets	$184,925	$60,791
Total liabilities	$42,466	$154,411
Stockholders' Equity/(Deficit)	$143,611	$(93,620)

Plan of Operation

ArtVentive Medical Group, Inc. (“ArtVentive” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation.  On January 26, 2010, the Company changed its name to ArtVentive Medical Group, Inc.

The Company is focused on the continued development and implementation of its proprietary line of lumen occlusion devices in defining new opportunity within the medical device arena.  A third patent (Expandable Device Delivery System) of the Company’s intellectual property was filed with the US patent office October, 2010, simultaneous to an International Patent.

To date, the Company’s activities have been focused on its corporate operations, Research and Development, the finalization EOS device design and testing, implementation of quality controls and protocols, Regulatory Strategy for FDA and European trials in addition to animal studies. In December 2010, the Company formally froze the EOS device design for the peripheral category of indications in preparation for the regulatory phase and prior to commercialization in Europe, followed by the USA.   The Company also continues its corporate and international development and quest to raise further equity capital by way of executing the business strategy of the Corporation as indicated in both Phases I and II Business Plans of the Company.

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

As of December 31, 2010, cash and total assets were $184,925 and the Company’s total liabilities were $42,466.  (See 6 of the Notes to Financial Statements included herewith.)

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2010

Balance Sheets as of December 31, 2010 and December 31, 2009

Statement 1

Statements of Operations and Comprehensive Loss for the years ended December 31, 2010 and December 31, 2009;

and the period from inception (January 23, 2007) through December 31, 2010

Statement 2

Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009;

and for the period from January 23, 2007 (Inception) to December 31, 2010

Statement 3

Statements of Changes in Stockholders’ Equity (Deficit) for the period from

January 23, 2007 (Inception) to December 31, 2010

Statement 4

Notes to Financial Statements

Child, Van Wagoner & Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ArtVentive Medical Group, Inc.

We have audited the accompanying balance sheets of ArtVentive Medical Group, Inc., (a development stage company) (the Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and the period from January 23, 2007 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ArtVentive Medical Group, Inc. as of December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the period from January 23, 2007 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since inception, and has not generated revenues from its planned principal operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 29, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Statement 1

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Balance Sheets

December 31, 2010 and December 31, 2009

ASSETS	December 31	December 31
	2010	2009
CURRENT
Cash and cash equivalents	$ 176,425	$ 60,791
Prepaid expenses	8,500
TOTAL CURRENT ASSETS	184,925	60,791

PROPERTY, PLANT AND EQUIPMENT
Office equipment	1,382
Accumulated Depreciation	(230)
NET PROPERTY, PLANT AND EQUIPMENT	1,152
TOTAL ASSETS	$ 186,077	$ 60,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT
Accounts payable	$ 42,466	$ 4,411
Convertible note payable (Note 4)	-	150,000
TOTAL CURRENT LIABILITIES	42,466	154,411
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 46,814,117 and 21,430,200 shares issued and outstanding at December 31, 2010 and December 31, 2009 respectively after giving effect to 1.65 for 1 split on February 12, 2010	46,814	21,430
Additional paid in capital	1,377,089	89,473
Deficit accumulated during the development stage	(1,280,292)	(204,523)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	143,611	(93,620)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 186,077	$ 60,791

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2010 and December 31, 2009; and the Period from Inception (January 23, 2007) through December 31, 2010;

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from January 23, 2007 (Inception) to December 31, 2010
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	704,294	-	704,294
Selling, general and administrative	374,879	28,255	533,353
Depreciation expense	230	-	746
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(1,079,403)	(28,255)	(1,283,926)
OTHER INCOME
Interest income	3,634		3,634
Income Taxes	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(1,075,769)	(28,255)	(1,280,292)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (1,075,769)	$ (28,255)	$ (1,280,292)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	45,799,740	21,430,200

Statement 3

ArtVentive Medical Group, Inc.

(A Development Stage Company)

For the Year Ended December 31, 2010 and December 31, 2009; and for the Period from January 23, 2007 (Inception) to December 31, 2010

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from January 23, 2007 (Inception) to December 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (1,075,769)	$ (28,255)	$ (1,280,292)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses			60,805
Depreciation expense	230	-	746
Issuance of common stock and options for services	63,000	-	63,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	(8,500)		(8,500)
Accounts payable	38,055	(3,713)	42,466
Accounts payable – related party			39,000
NET CASH USED BY OPERATING ACTIVITIES	(982,984)	(31,968)	(1,082,775)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment			745
Purchase of equipment	(1,382)	-	(2,625)
NET CASH USED BY INVESTING ACTIVITIES	(1,382)	-	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,100,000	-	1,111,080
Convertible note payable (see Note 5)			150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,100,000	-	1,261,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115,634	(31,968)	176,425
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(380)
CASH, BEGINNING OF PERIOD	60,791	93,139	-
CASH, END OF PERIOD	$ 176,425	$ 60,791	$ 176,425

NON-CASH INVESTING AND FINANCING ACTIVITIES

FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	-	$ -	$ 39,000
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ 150,000	$ -	$ 150,000

Statement 4

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From Inception, January 23 2007, to December 31 2010

	Common	Share	Additional Paid in	Deficit Accumulated	Accumulated Other Stockholders’	Total Equity
	Shares	Amount	For period	During Period	Income	(Deficit)
BALANCE, JANUARY 23, 2007	-	$ -	$ -	$ -	$ -	$ -
Common shares issued for cash, assets and expenses at $.001 per share	21,430,200	21,430	(5,350)	-	-	16,080
Capital contribution of Expenses	-	-	47,184	-	-	47,184
Loss during the period from Inception to
December 31, 2007	-	-	-	(91,391)	-	(91,391)
Foreign currency translation adjustments	-	-	-	-	455	455
BALANCE, DECEMBER 31, 2007	21,430,200	21,430	41,834	(91,391)	455	(27,672)
Capital Contribution of Expenses	-	-	47,639	-	-	47,639
Loss during the year (2008)	-	-	-	(84,877)	-	(84,877)
Foreign currency translation adjustments	-	-	-	-	(75)	(75)
BALANCE, DECEMBER 31, 2008	21,430,200	21,430	89,473	(176,268)	380	(64,985)
Foreign currency translation adjustments	-	-	-	-	(380)	(380)
Loss during year (2009)	-	-	-	(28,255)		(28,255)
BALANCE DECEMBER 31, 2009	21,430,200	21,430	89,473	(204,523)	0	(93,620)
Common shares issued for cash, assets and expenses at $.001 per share	21,430,200	21,430	(21,430)	-	-	-
Common shares issued in private placement	3,767,051	3,767	1,096,233	-	-	1,100,000
Common shares issued for services	20,000	20	17,980	-	-	18,000
Common shares issued on conversion of note payable	166,666	167	149,833	-	-	150,000
Stock options issued for services	-	-	45,000	-	-	45,000
Loss during year (2010)	-	-	-	(1,075,769)	-	(1,075,769)
BALANCE, DECEMBER 31, 2010	46,814,117	$ 46,814	$ 1,377,089	$ (1,280,292)	$ 0	$ 143,611

(See accompanying notes)

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2010

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

2.

ORGANIZATION

Uranium Plus Resource Corporation (the “Company”) was incorporated on January 23, 2007 in the State of Nevada, U.S.A., as Big Bear Resources, Inc.  Its name was changed to Uranium Plus Resource Corporation on March 21, 2008.  Following the acquisition of the business of ArtVentive, Inc. the Company changed its name on January 26, 2010, from Uranium Plus Resources, Inc. to ArtVentive Medical Group, Inc. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

The Company’s activities have been limited to its formation, mining and, currently, development of EOS, intellectual property continuous development and patent filing, generation of regulatory strategy for initial clinical indications for FDA and European submissions and approval, corporate operations and the raising of equity capital. Following its acquisition of the business of ArtVentive, Inc. the Company ceased its mining operations and concentrated on the pursuit of the medical device business plan.

3.

SIGNIFICANT ACCOUNTING POLICIES

            DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development state as defined in FASC 915-10-05,      “Development Stage Entity”.   The Company is devoting substantially all of its efforts to the execution of its business plan.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2010

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include deferred tax assets arising as a result of the operating loss carryforwards.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company’s common stock and stock options are recorded at the estimated fair value of the stock issued and options granted if that value is more readily determinable than the fair value of the consideration received.

EARININGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of earnings per share:

                                                                          December 31, 2010     December 31, 2009

Net income (loss)                                                     $  (1,075,769)             $    (28,255)

Weighted average common shares outstanding           45,799,740               21,430,200

Net (loss) per share                                                     $       (0.02)              $        (0.00)

PROPERTY AND EQUIPMENT

The company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	December 31, 2010	December 31, 2009
Computer equipment	5 years	$ 1,380	$ -
Less accumulated depreciation		(230)	-

Net property and equipment		$ 1,152	$ -

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

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2010

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to December 31, 2010, in accumulated other comprehensive income.

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to December 31, 2010, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $176,425 as at December 31, 2010.

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

All funds are in US dollars. The note was converted into 166,666 shares at a deemed value per share of $.90 effective February 22, 2010, after the Company renegotiated the terms of conversion, resulting in no additional beneficial conversion feature.

5.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued common stock on a ratio of 5.8 shares for each one old share.  As a result of this transaction, 11,078,000 shares were issued.  Effective February 12, 2010, the Company forward-split its  issued common stock on a ratio of 1.65 shares for each one prior share.  As a result of this transaction, 8,442,200 shares were issued. Effective  February 19, 2010 3,767,051 shares were issued in a private placement.  Consideration for the issue of additional shares has been charged against additional paid in capital.  The forward stock splits adjustments have been applied retroactively.

Effective April 16, 2010 the Board of Directors of the Company authorized issuance of 20,000 shares to the members of its Scientific Board at a deemed value per share of $.90.

Effective November 2, 2010 the Board of Directors of the Company granted 50,000 non-statutory stock options to a former consultant at an exercise price of $.001 per share with the exercise date of

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2010

November 2, 2013 and an expiration date of November 2, 2016. During the period that the options were issued, the Company had no trading activity in public for the Company’s common stock.  However , the majority shareholder sold in private transactions shares at $.90 per share.  In order to value the Company’s options, management has chosen to use the minimum value method, even though the Company is a public company, as it is of the opinion the use of such a method is necessary to prevent the financial statements from being materially misleading.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2010, the Company has a positive working capital balance of $142,459 and an accumulated deficit of $1,280,292.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, research, development and production of  its product.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2010

Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

8.

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Exploration and development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Tax operating loss carryforwards generated during the period from January 23, 2007 (date of inception) through December 31, 2010 of approximately $1,280,292 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $503,408 (2009 – $69,538) related to net operating loss carry-forwards were offset by the valuation allowance in the same amount.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010, 2009, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010, 2009, 2008 and 2007.

Components of income tax benefits are as follows:

Years Ended December 31,
	2010	2009
Current	$ -	$ -
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$ -	$ -

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2010

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31
	2010	2009
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$ (365,761)	$ (9,607)
Change in valuation allowance	460,859	9,607
State taxes (net of federal benefit)	(95,098)	-
	$ -	$ -

9.

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

10.       SUBSEQUENT EVENTS

Effective the first quarter of fiscal year ending December 31, 2011, the Company implemented a new FASB accounting pronouncement, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this accounting pronouncement did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2010 up through the date these financial statements were issued, and concluded there are no other events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9.  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of senior management, including the Company’s CEO and Principal Financial Officer, Jim Graham, the management conducted an evaluation of the effectiveness of the design and operation of the Company’s  disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, the CEO and Principal Financial Officer concluded as of the Evaluation Date that the disclosure controls and procedures were not effective such that the information relating to the Company including its consolidated subsidiaries, required to be disclosed in its  Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART II

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

The following table sets forth certain information, as of March 11, 2011, with respect to the directors and executive officers.

Name	Positions Held	Age

H. James Graham	CEO, CFO, Chairman	61
Leon Rudakov	President, CTO, Director	60

Mr. Graham has held the positions of CEO and director since April 28, 2008.  He resigned as CEO on February 11, 2010, as CEO, but agreed to continue on as Chairman of the Board.  Dr. Rudakov was appointed as CEO and CTO, and as a member of the Board of Directors on February 11, 2010.  On February 11, 2011, Mr. Graham and Dr. Rudakov resigned from their respective positions as President, CEO and CFO.  On February 11, 2011, Mr. Graham was appointed CEO and CFO, and Dr. Rudakov was appointed President.

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

Employment Agreement

On February 2, 2010, the Company entered into an Employment Agreement with its then Chief Executive Officer and Chief Technology Officer, Dr. Leon Rudakov.  The Employment Agreement was subsequently updated on March 10, 2011, to reflect Dr. Rudakov’s current positions as Chief Technology Officer and President.  Under the terms of the Agreement, Dr. Rudakov will be compensated with an annual salary of $120,000, plus benefits, including options to purchase stock in the Company, the terms of which are to be negotiated, but the share price will be the trading price at the time of issuance or the net book value.  Any options granted will expire five years after the date of the grant.  The term of the Employment Agreement will be for a period of five years, unless earlier terminated under the terms of the Employment Agreement.

On April 1, 2010, the Company entered into a Consulting Agreement with its then President and Chairman of the Board, H. James Graham.  Under the terms of the Agreement, Mr. Graham is compensated with annual salary of $100,000, plus benefits.  The term of the Employment Agreement will be for a period five years, unless earlier terminated under the terms of the Employment Agreement, effective April 1, 2010.  The Consulting Agreement was subsequently updated on March 10, 2011 to reflect Mr. Graham’s current positions of Chief Executive Officer, Chief Financial Officer and the Chairman of the Board of Directors.

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

Board of Directors

The Company does not have an independent director at this time.  Directors are reimbursed for expenses, if any, for attendance at meetings of the Board of Directors.  The Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  The Company does not have a nominating committee or a nominating committee charter.  Further, the Company does not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Directors perform all functions that would otherwise be performed by committees.  Given the present size of the board it is not practical for the Company to have such committees.  The Company plans to expand the Board of Directors at the first opportunity.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of December 31, 2010, the Company has not yet adopted a Code of Ethics.

ITEM 11

EXECUTIVE COMPENSATION

The following summary compensation table indicates the compensation earned during the years ended December 31, 2010 and 2009 by each person who served as a principal executive officer or principal financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4)	Total
Leon Rudakov(1)	2009 2010	0 $110,000	0 0	0 0	0 0	0 0	0 0	0 0	0 $110,000
H. James Graham(2)	2009 2010	0 $90,000	0 0	0 0	0 0	0 0	0 0	0 0	0 $90,000

(1)

Leon Rudakov has served as President and as Chief Technology Officer since February 2, 2011.  Dr. Rudakov previously served as CEO from February 11, 2010, until February 2, 2011.

(2)

H. James Graham has served as CFO since July 19, 2010.  Mr. Graham has served as CEO since February 2, 2011.  Mr. Graham previously served as CEO from April 29, 2008 until February 11, 2010.

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

Stock Option Grants

As of the date of this Report, the Company has granted 50,000 stock options to a former consultant for services rendered.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 2, 2011, by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of February 2, 2011.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
MLPRP Enterprises, LLC 17624 15th Ave. SE Suite 112 Mill Creek, WA 98012	Common	3,633,718	7.8%
The Estate of Scott Houghton 1525 Yew Street Vancouver, BC V6J 3E5 Canada	Common	11,220,000	24%
Korina Houghton 401 – 958 W. 8th Ave. Vancouver, BC V5Z 1E5 Canada	Common	5,610,000	12%
Philippe Gailloud c/o Parsons/Burnett/Bjordahl/Hume, LLP 10900 NE 4th Street Suite 1850 Bellevue, WA 98004	Common	10,715,100	22.9%

Leon Rudakov, President, CTO, Director	Common	10,715,100	22.9%
H. James Graham, CFO, CEO, Chairman	Common	0	0%
All officers and directors as a group (2 persons)		10,715,100	22.9%

(1)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.

(2)

Percentage based upon 46,814,117 shares of common stock issued and outstanding as of February 2, 2011.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by its principal accountant for services rendered during the fiscal year ended December 31, 2010 and 2009 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009

Audit fees (1)	$12,500	$11,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$12,500	$11,000

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

(1)

Filed with the Securities and Exchange Commission on June 29, 2007, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-144226), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTVENTIVE MEDICAL GROUP, INC.

March 30, 2011

/s/ Leon Rudakov______________________

Dr. Leon Rudakov

 President

/s/ H. James Graham

H. James Graham

CEO, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leon Rudakov

Date:  March 30, 2011

Dr. Leon Rudakov, Director

/s/ H. James Graham

Date:  March 30, 2011

H. James Graham, Chairman