Form 10-Q
period 2011-03-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2011-05-16
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011 there were 48,147,450 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to March 31, 2011

Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010

Statement 1

Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2011 and March 31, 2010;

and the period from January 23, 2007 (Inception) through March 31, 2011

Statement 2

Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2011 and March 31, 2010;

and for the period from January 23, 2007 (Inception) to March 31, 2011

Statement 3

Notes to Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Balance Sheets

March 31, 2011 and December 31, 2010

ASSETS	March 31,
	2011 (unaudited)	December 31, 2010
CURRENT
Cash and cash equivalents Prepaid expenses	$ 243,639 893	$ 176,425 8,500
TOTAL CURRENT ASSETS	244,532	184,925
PROPERTY, PLANT AND EQUIPMENT
OFFICE EQUIPMENT	1,382	1,382
ACCUMULATED DEPRECIATION	(299)	(230)
NET PROPERTY, PLANT AND EQUIPMENT	1,083	1,152
TOTAL ASSETS	$ 245,615	$ 186,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 37,071	$ 42,466
Payroll taxes payable	490	-
TOTAL CURRENT LIABILITIES	37,561	42,466
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 47,369,673 and 46,814,117 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively after giving effect to 1.65 for 1 split on February 12, 2010	47,370	46,814
Additional paid in capital	1,876,533	1,377,089
Deficit accumulated during the development stage	(1,715,849)	(1,280,292)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	208,054	143,611
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 245,615	$ 186,077

(See accompanying notes)

Statement 2

A ArtVentive Medical Group, Inc.

A Development Stage Company

Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2011 and March 31, 2010; and for the Period from January 23, 2007 (Inception) to March 31, 2011

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the period from January 23, 2007 (Inception) to March 31, 2011
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	355,544	10,000	1,059,838
Selling, general and administrative	80,072	58,260	613,425
Depreciation expense	69	-	815
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(435,685)	(68,260)	(1,719,611)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	128	782	3,762
Income tax expense (benefit)	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(435,557)	(67,478)	(1,715,849)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (435,557)	$ (67,478)	$ (1,715,849)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.01)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	46,948,427	42,703,812

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2011 and March 31, 2010; and for the Period from January 23, 2007 (Inception) to March 31, 2011

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the period from January 23, 2007 (Inception) to March 31, 2011
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (435,557)	$ (67,478)	$ (1,715,849)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	69	-	815
Issuance of common stock and options for services	-		63,000
CHANGES IN OPERATING ASSETS AND LIABILITIES Prepaid expenses	7,607		(893)
Accounts payable	(5,395)	1,768	37,071
Accrued management fees		18,333
Payroll taxes payable	490		490
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(432,786)	(47,377)	(1,515,561)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	(3,389)	(2,625)
NET CASH USED BY INVESTING ACTIVITIES	-	(3,389)	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	500,000	1,100,000	1,611,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	1,100,000	1,761,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,214	1,049,234	243,639
CASH, BEGINNING OF PERIOD	176,425	60,791	-
CASH, END OF PERIOD	$ 243,639	$ 1,110,025	$ 243,639

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ 150,000	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ -	$ 21,430

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

March 31, 2011

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2011.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2011.

2.

ORGANIZATION

The Company was originally incorporated under the name of Big Bear Resources Inc., a USA Company registered in the State of Nevada on January 23, 2007.   The Company changed its name to Uranium Plus Resources Inc. on March 21, 2008.  Following the acquisition of the business of ArtVentive Inc. the Company changed its name on January 26, 2010, from Uranium Plus Resources Inc. to ArtVentive Medical Group, Inc.

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

March 31, 2011

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

The Company recorded substantially no unrealized foreign currency translation gains or losses, totaling $0 for the period from January 23, 2007 (Inception) to March 31, 2011, in accumulated other comprehensive income.

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $243,639 as at March 31, 2011.

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

5.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each prior share.  As a result of this transaction, 11,078,000 shares were issued. Effective February 12, 2010, the Company forward-split its issued capital stock on a ratio of 1.65 shares for each old share. As a result of this transaction 8,442,200 shares were issued. Effective February 19, 2010, 3,767,051 shares were issued in a private placement.  Consideration for the issue of additional shares has been charged against additional paid in capital.  The forward stock splits adjustments have been reflected retroactively.

Effective April 16, 2010 the Board of Directors of the Company authorized issuance of 20,000 shares to the members of its Scientific Board at a deemed value per share of $.90.

Effective February 1, 2011 and March 1, 2011, respectively, 555,556 shares were issued in a private placement. Proceeds of $500,000 were received for issuance of these shares.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

March 31, 2011

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2011, the Company has a working capital balance of $206,971 and an accumulated deficit of $1,715,849.

In response to these challenges, management intends to raise additional funds through public or private placement offerings.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-04 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Operating loss carry-forwards generated during the period of January 23, 2007(date of inception) through March 31, 2011 of approximately $1,715,849 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $690,001 related to net operating loss carry-forwards and $26,989 related to stock-based compensation were offset by the valuation allowance.  For the three months ended March, 2011 and 2010 the allowance increased by approximately $148,089 and $22,943, respectively.

The Company has no tax positions at March 31, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended March 31, 2011 and the year ended

ArtVentive Medical Group Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

March 31, 2011

December 31, 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2011 and December 31, 2010.

9.

CONTRACTUAL OBLIGATIONS

Effective February 27, 2010, the Company entered into employment agreements for a Chief Executive Officer (CEO) and Chairman of the Board.  The CEO agreement is for a five year term commencing March 1, 2010 at a base salary of $120,000 per annum. As of February 1, 2011 the base salary was amended to $170,000 per annum.  The agreement includes other employment benefits.  The Chairman is engaged under a consulting agreement with a base fee of $100,000 per annum. As of February 1, 2011 the agreement was amended to reflect a base fee of $180,000 per annum. On March 28, 2011 the Company entered into a consulting agreement with The Girard Group.  The maximum total fee is $130,000, of which 10% ($13,000) is paid upon execution of the agreement, with five equal incremental payments of $23,400 due on April 29, 2011, May 31, 2011, June 30, 2011, July 31, 2011 and August 31, 2011, respectively.

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

11.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2011 up through the date these financial statements were issued. During this period the Company had the following material recognizable subsequent events.

(i)

Effective April 1, 2011, 277,778 shares at $.90 were issued in a private placement.

(ii)

Effective April 12, 2011, 55,555 shares at $.90 were issued in a private placement.

(iii)

Effective April 7, 2011 the Board of Directors of the Company authorized 2,000,000 shares of preferred stock at par value of $0.001. No shares were issued as of the date of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation and subsequently, on January 26, 2010, the Company changed its name to ArtVentive Medical Group, Inc.

Prior to January 26, 2010, the Company had focused in the mining and exploration business in  Peru.  On January 9, 2010, the Company completed the acquisition of substantially all of the assets of ArtVentive Medical Inc., a California company.

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

The Company has contracted, and expects to continue contracting with specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of the Company’s products.  The Company has entered into an agreement with Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

Also the Company has entered into an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has played an intricate role in building the complex infrastructure and support necessary for outlining the regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray is providing.  Their responsibility also extends to encompass communication with the FDA and the European Notified Body (FDA counterpart).

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

•

Canada Medical Devices Regulations (CMDR), SOR/98-282

•

ISO 13485:2003 Medical Devices – Quality Management Systems - Requirements Regulatory Purposes

Document Control System and Design History File for the EOS project are in a continuous process of implementation.  The highly secured system utilizes Egnyte software and is hosted on the Northwest Clinical Research Group’s server.

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

For the three months ended March 31, 2011, the Company incurred continuing selling, general and administrative costs of $80,072 and research and development costs of $355,544.  Costs for the same period in 2010 were $58,260 and $10,000, respectively.  The increase in expenses was due to work on the development of its proprietary medical device. The Company is in the prototype and animal studies stage of the development and is working on the European commercialization of its device.

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the first quarter ended March 31, 2011.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ARTVENTIVE MEDICAL GROUP, INC.

May 16, 2011

/s/ Leon Rudakov______________ _________

Dr. Leon Rudakov

President

/s/ H. James Graham_____________________

H. James Graham

Chief Executive Officer