Form 10-Q
period 2011-06-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2011-08-15
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 14, 2011 there were 48,595,783 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to June 30, 2011

Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010

Statement 1

Statements of Operations and Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2011 and June 30, 2010;

and the period from January 23, 2007 (Inception) through June 30, 2011

Statement 2

Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2011 and June 30, 2010;

and for the period from January 23, 2007 (Inception) to June 30, 2011

Statement 3

Notes to Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Balance Sheets

June 30, 2011 and December 31, 2010

ASSETS	June 30,
	2011 (unaudited)	December 31, 2010
CURRENT
Cash and cash equivalents Prepaid expenses	$ 493,726 937	$ 176,425 8,500
TOTAL CURRENT ASSETS	494,663	184,925
PROPERTY, PLANT AND EQUIPMENT
OFFICE EQUIPMENT	1,382	1,382
ACCUMULATED DEPRECIATION	(368)	(230)
NET PROPERTY, PLANT AND EQUIPMENT	1,014	1,152
OTHER ASSETS
DEPOSITS	1,048	-
TOTAL OTHER ASSETS	1,048	-

TOTAL ASSETS	$ 496,725	$ 186,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 22,869	$ 42,466
Payroll taxes payable	-	-
TOTAL CURRENT LIABILITIES	22,869	42,466
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 48,595,783 and 46,814,117 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively after giving effect to 1.65 for 1 split on February 12, 2010	48,596	46,814
Additional paid in capital	2,978,806	1,377,089
Deficit accumulated during the development stage	(2,553,546)	(1,280,292)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	473,856	143,611
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 496,725	$ 186,077

(See accompanying notes)

Statement 2

ArtVentive Medical Group Inc.

A Development Stage Company

Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Six Months Ended June 30, 2011 and June 30, 2010; and for the Period from January 23, 2007 (Inception) to June 30, 2011

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010	For the period from January 23, 2007 (Inception) to June 30, 2011
REVENUES	$ NIL	$ NIL	NIL	NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-			45,533
Research and development	621,068	284,006	976,611	294,006	1,682,692
Selling, general and administrative	216,680	95,077	296,752	153,337	828,319
Depreciation expense	69	92	138	92	884
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(837,817)	(379,175)	(1,273,501)	(447,435)	(2,557,428)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	120	1,589	247	2,371	3,882
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(837,697)	(377,586)	(1,273,254)	(445,064)	(2,553,546)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (837,697)	$ (377,586)	(1,273,254)	(445,064)	$ (2,553,546)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.01)	(0.03)	(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	47,686,919	46,820,784	47,440,563	42,586,798

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2011 and June 30, 2010; and for the Period from January 23, 2007 (Inception) to June 30, 2011

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	For the period from January 23, 2007 (Inception) to June 30, 2011
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (1,273,254)	$ (445,064)	$ (2,553,546)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	138	92	884
Issuance of common stock and options for services	3,499	18,000	66,499
CHANGES IN OPERATING ASSETS AND LIABILITIES Prepaid expenses	7,563	(548)	(937)
Payroll prefunding-NPC	-	(6,625)	-
Accounts payable	(19,597)	36,585	22,869
Payroll taxes payable	-	490	-
Deposits	(1,048)		(1,048)
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(1,282,699)	(397,070)	(2,365,474)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	(1,382)	(2,625)
NET CASH USED BY INVESTING ACTIVITIES	-	(1,382)	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,600,000	1,100,000	2,711,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600,000	1,100,000	2,861,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	317,301	701,548	493,726
CASH, BEGINNING OF PERIOD	176,425	60,791	-
CASH, END OF PERIOD	$ 493,726	$ 762,339	$ 493,726

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ -	$ 21,430

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

June 30, 2011

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on June 30, 2011.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2011.

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

June 30, 2011

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

The Company recorded substantially no unrealized foreign currency translation gains or losses, totaling $0 for the period from January 23, 2007 (Inception) to June 30, 2011, in accumulated other comprehensive income.

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $493,726 as at June 30, 2011.

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

Effective April 1, 2011, April 12, 2011, June 2, 2011 and June 30, 2011, respectively, 1,222,222 shares were issued in private placement.  Proceeds of $1,100,000 were received for issuance of these shares.

Effective June 2, 2011 the Board of Directors of the Company granted 15,000 non-statutory stock options to company advisors at an exercise price of $.90 per share with the vesting date of June 2, 2014 and an expiration date of June 1, 2016. During the period that the options were issued, the Company had

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

June 30, 2011

no trading activity in its common stock.  However, the majority shareholders sold in private transactions, shares at $.90 per share.  In order to value the Company’s options, management has chosen to use the minimum value method, even though the Company is a public company, as it is of the opinion the use of such a method is necessary to prevent the financial statements from being materially misleading.

Effective June 2, 2011 the Board of Directors of the Company authorized issuance of 3,888 shares to its consultant at a deemed value of $.90 per share.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2011, the Company has a working capital balance of $471,794 and an accumulated deficit of $2,553,546.

In response to these challenges, management intends to raise additional funds through public or private placement offerings.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Operating loss carry-forwards generated during the period of January 23, 2007(date of inception) through June 30, 2011 of approximately $2,487,000 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $1,064,000 related to net operating loss carry-forwards and $28,000 related to stock-based compensation were offset by the valuation allowance.  For the six months ended June 30, 2011 and 2010 the allowance increased by approximately $545,000 and $190,000, respectively.

ArtVentive Medical Group Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

March 31, 2011

The Company has no tax positions at June 30, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended June 30, 2011 and the year ended

December 31, 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2011 and December 31, 2010.

9.

CONTRACTUAL OBLIGATIONS

Effective February 27, 2010, the Company entered into employment agreements for a Chief Executive Officer (CEO) and Chairman of the Board.  The CEO agreement is for a five year term commencing March 1, 2010 at a base salary of $120,000 per annum. As of February 1, 2011 the base salary was amended to $170,000 per annum.  The agreement includes other employment benefits.  The Chairman is engaged under a consulting agreement with a base fee of $100,000 per annum. As of February 1, 2011 the agreement was amended to reflect a base fee of $180,000 per annum. On March 28, 2011 the Company entered into a consulting agreement with The Girard Group.  The maximum total fee is $130,000, of which 10% ($13,000) was paid upon execution of the agreement. The agreement was terminated upon mutual agreement as of June 4, 2011 upon payment of $23,400 and $20,000 on May 4, 2011 and June 6, 2011 respectively.

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

11.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2011 up through the date these financial statements were issued, and concluded there are no other events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation trading on the OTC-BB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation and subsequently, on January 26, 2010 the Company changed its name to ArtVentive Medical Group, Inc.

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

For the six months ended June 30, 2011, the Company incurred continuing selling, general and administrative costs of $296,752 and research and development costs of $976,611.  Costs for the same period in 2010 were $153,337 and $294,006, respectively.  The increase in expenses was due to work on the development of its proprietary medical device. The Company is in the prototype and animal studies stage of the development and is working on the European commercialization of its device.

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the second quarter ended June 30, 2011.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ARTVENTIVE MEDICAL GROUP, INC.

August 9, 2011

/s/ Leon Rudakov________________________________

Dr. Leon Rudakov

President

/s/ H. James Graham____________________________

H. James Graham

Chief Executive Officer