Form 10-Q/A
period 2011-06-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2011-08-19
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On August 25, 2011, the Company filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Report”).  This Amendment No. 1 on Form 10-Q/A to the original Report (this “Form 10-Q/A”) is being filed soely for the purpose of furnishing Exhibit 101 to the Original Report, which contains the XL Interactive Data Files required by Rule 405 of Regulation S-T, by amending the Exhibit Index under item 6 of Part II of the Original Report.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Original Report.

Except as described above, this Form 10-Q/A does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing date or otherwise.

Item 6.  Exhibits

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included
(101)	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTVENTIVE MEDICAL GROUP, INC.

August 9, 2011

/s/ Leon Rudakov________________________________

Dr. Leon Rudakov

President

/s/ H. James Graham____________________________

H. James Graham

Chief Executive Officer