Form 10-Q
period 2011-09-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2011-11-15
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission File No. 333-144226

ARTVENTIVE MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

26-0148468

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

2766 Gateway Road, Carlsbad, California  92009

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

As of November 8, 2011 there were 49,040,231 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to September 30, 2011

Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010

Statement 1

Statements of Operations and Comprehensive Loss (unaudited) for the three and nine month periods ended September 30, 2011 and September 30, 2010;

and the period from January 23, 2007 (Inception) through September 30, 2011

Statement 2

Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2011 and September 30, 2010;

and for the period from January 23, 2007 (Inception) to September 30, 2011

Statement 3

Notes to Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Balance Sheets

September 30, 2011 and December 31, 2010

ASSETS	September 30,
	2011 (unaudited)	December 31, 2010
CURRENT
Cash and cash equivalents Prepaid expenses	$ 111,194 1,984	$ 176,425 8,500
TOTAL CURRENT ASSETS	113,178	184,925
PROPERTY, PLANT AND EQUIPMENT
Office Equipment	1,382	1,382
Accumulated Depreciation	(438)	(230)
NET PROPERTY, PLANT AND EQUIPMENT	944	1,152
OTHER ASSETS
Deposits	1,048	-
TOTAL OTHER ASSETS	1,048	-

TOTAL ASSETS	$ 115,170	$ 186,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 208,929	$ 42,466
TOTAL CURRENT LIABILITIES	208,929	42,466
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 48,818,006 and 46,814,117 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively after giving effect to 1.65 for 1 split on February 12, 2010	48,818	46,814
Additional paid in capital	3,178,583	1,377,089
Deficit accumulated during the development stage	(3,321,160)	(1,280,292)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(93,759)	143,611
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 115,170	$ 186,077

(See accompanying notes)

Statement 2

ArtVentive Medical Group Inc.

A Development Stage Company

Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Nine Months Ended September 30, 2011 and September 30, 2010; and for the Period from January 23, 2007 (Inception) to September 30, 2011

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	For the period from January 23, 2007 (Inception) to September 30, 2011
REVENUES	$ NIL	$ NIL	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-			45,533
Research and development	600,687	170,682	1,577,298	464,688	2,283,379
Selling, general and administrative	166,988	73,747	463,740	229,584	995,307
Depreciation expense	69	69	207	161	953
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(767,744)	(244,498)	(2,041,245)	(694,433)	(3,325,172)
OTHER INCOME/(EXPENSE)
Interest Income	130	979	377	3,350	4,012
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(767,614)	(243,519)	(2,040,868)	(691,083)	(3,321,160)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (767,614)	$ (243,519)	$ (2,040,868)	$ (691,083)	$ (3,321,160)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	48,616,315	46,814,117	47,836,787	45,457,899

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2011 and September 30, 2010; and for the Period from January 23, 2007 (Inception) to September 30, 2011

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	For the period from January 23, 2007 (Inception) to September 30, 2011
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (2,040,868)	$ (691,083)	$ (3,321,160)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	207	161	953
Issuance of common stock and options for services	3,499	18,000	66,499
CHANGES IN OPERATING ASSETS AND LIABILITIES Prepaid expenses	6,516	-	(1,984)
Payroll prefunding-NPC	-	(8,972)	-
Deposits	(1,048)	-	(1,048)
Accounts payable	166,463	40,883	208,929
Payroll taxes payable	-	56	-
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(1,865,231)	(640,955	(2,948,006)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	(1,382)	(2,625)
NET CASH USED BY INVESTING ACTIVITIES	-	(1,382)	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,800,000	1,100,000	2,911,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,800,000	1,100,000	3,061,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,231)	457,663	111,194
CASH, BEGINNING OF PERIOD	176,425	60,791	-
CASH, END OF PERIOD	$ 111,194	$ 518,454	$ 111,194

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ 150,000	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ 21,430	$ 21,430

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

September 30, 2011

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2010.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2011.

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

To date, the Company’s activities have been limited to its formation, research and development of EOS, intellectual property continuous development and patent filing, generation of regulatory strategy for initial clinical indications for FDA and European submissions and approval, corporate operations and the raising of equity capital.

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

September 30, 2011

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

The Company recorded substantially no unrealized foreign currency translation gains or losses, totaling $0 for the period from January 23, 2007 (Inception) to September 30, 2011, in accumulated other comprehensive income.

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $111,194 as at September 30, 2011.

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

September 30, 2011

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

Effective August 20, 2011 and September 8, 2011 and October 3, 2011, respectively, 111,112 and 333,336 shares were issued in a private placement. Proceeds of $400,000 were received for issuance of these shares.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2011, the Company has a working capital deficit of $95,751 and an accumulated deficit of $3,321,160.

In response to these challenges, management intends to raise additional funds through public or private placement offerings.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Operating loss carry-forwards generated during the period of January 23, 2007(date of inception) through September 30, 2011 of approximately $3,320,000 will begin to expire in 2027.  Accordingly,

ArtVentive Medical Group Inc.

A Development Stage Company

Notes to Financial Statements (Unaudited)

September 30, 2011

deferred tax assets of approximately $1,376,000 related to net operating loss carry-forwards and $28,000 related to stock-based compensation were offset by the valuation allowance.  For the nine months ended September 30, 2011 and 2010 the allowance increased by approximately $875,000 and $190,000, respectively.

The Company has no tax positions at September 30, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended September 30, 2011 the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2011 and December 31, 2010.

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

11.

SUBSEQUENT EVENTS

Additional working capital in the amount of $200,000 was received on October 3, 2011 as proceeds for issuance of 222,225 in private placement. The Company evaluated all events or transactions that occurred after September 30, 2011 up through the date these financial statements were issued, and concluded there are no other events to disclose.

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

Following the successful completion of the ArtVentive Medical Group Inc. “Concept design Phase” of the Endoluminal Occlusion System (EOS) in January 2011, the Company moved forward in executing the second Phase of its planned EOS development, “the Regulatory Phase”.   This critical Phase required significant capital increases in research and development, prototyping, testing and documentation for meeting quality standards including, but not limited to, regulatory submissions in preparation for the Company’s projected timeline for commercialization in Europe.   This Regulatory Phase is critical to the EOS device submission for European Regulatory approval (CE Mark) and subsequent commercialization.  During this Phase of development the Company manufactured in excess of seven hundred and fifty devices required to meet international standards and guidelines, bench testing, regulatory animal studies, clinical (First in Man) studies, and all other aspects necessary to confirm the device’s safety and high standard of production quality.

Following the conclusion of the Company’s successful animal studies, the management carried out its First in Man clinical study in Paraguay during June and July, 2011 using the ArtVentive EOS peripheral device.  The study achieved 100% clinical and procedural success.

In preparation for the Company’s launch into the European markets, management participated in on-going meetings throughout Europe in preparation for all aspects of its European launch. To this end the Company designed and constructed a corporate booth for industry shows and conferences in addition to generating marketing materials including targeted industry literature, brochures, educational and medical videos.

Management participated in the EuroMedTech Conference in Turin, Italy and debuted the EOS peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany which was attended by more than 6,000 international delegates. In addition management continued its directive in preparing a solid foundation from which to launch into the European markets by working with clinics, physicians, international distributors and potential partners alike.

For the nine months ended September 30, 2011, the Company incurred continuing selling, general and administrative costs of $463,740 and research and development costs of $1,577,298.  Costs for the same period in 2010 were $229,584 and $464,688, respectively.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the third quarter ended September 30, 2011.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included
101.INS*	XBRL Instance Document	Included
101.SCH*	XBRL Taxonomy Extension Schema Document	Included
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Included
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Included
101.LAB*	XBRL Taxonomy Extension Label Linkbase document	Included
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Inlcuded

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTVENTIVE MEDICAL GROUP, INC.

November 8, 2011

/s/ Leon Rudakov________________________________

Dr. Leon Rudakov

President

/s/ H. James Graham____________________________

H. James Graham

Chief Executive Officer