Form 10-K
period 2011-12-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2012-03-28
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [x]  Yes    [  ]  No

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

Yes

[X]

No

[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter) as of June 30, 2011, is $48,595,783.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 26, 2012, there were 49,248,286 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Contents

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 1A

 RISK FACTORS

ITEM 1B

UNRESOLVED STAFF COMMENTS.

ITEM 2

PROPERTIES

ITEM 3

LEGAL PROCEEDINGS.

ITEM 4

MINE SAFETY DISCLOSURES

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 6

SELECTED FINANCIAL DATA

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9B.  OTHER INFORMATION.

PART II

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11

EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

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

All references depicted in this Form 10-K to the “Company,” “ArtVentive,” “we,” “us” or “our” are to ArtVentive Medical Group, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

General Information

ArtVentive Medical Group, Inc. (the “Company”) was incorporated on January 23, 2007, in the State of Nevada, as Big Bear Resources, Inc.  Its name was changed to Uranium Plus Resource Corporation on March 21, 2008.  It changed its name on January 26, 2010, to ArtVentive Medical Group, Inc.  Its operations are primarily based in Carlsbad, California.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation listed on the OTC-BB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation and subsequently, on January 26, 2010, the Company changed its name to ArtVentive Medical Group, Inc.

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

The Company contracted, and expects to continue contracting with specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of the Company’s products during 2012.  The Company entered into an agreement with the Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

Also, the Company has entered into an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has played an intricate role in building the complex infrastructure and support necessary for outlining regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray is providing.  Their responsibility also extends to encompass communication with the FDA and European Notified Body (FDA counterpart).

The Company continues to prepare the foundation to launch into the European markets during 2012. The Company executed an agreement on August 23, 2010, with the firm of BSI Product Services Healthcare, headquartered in the UK.  BSI is one of the leading international ISO 9000 ISO 13485 Registrars and CE Marking Notified Bodies.  Their current clients include world leading specialized medical device manufacturers, all of whom require efficient and effective CE marking services.  BSI is internationally recognized for their conformity assessments which support manufacturers’ objectives of achieving timely and predictable market access.

The Company implemented its Quality Management System (QMS), based on the requirements of, and is intended to comply with, the following regulations and international standards:

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

The Company is focused on the continued development and implementation of its proprietary line of lumen occlusion devices in defining new opportunities within the medical device arena.  A third patent (Expandable Device Delivery System) of the Company’s intellectual property was filed with the US patent office October, 2010, simultaneous to an International Patent.

To date, the Company’s activities have been focused on its corporate operations, research and development, the finalization of EOS device design and testing, implementation of quality controls and protocols, regulatory strategy for FDA and European trials, in addition to animal studies. In December 2010, the Company formally froze the EOS device design for the peripheral category of indications in preparation for the regulatory phase and prior to commercialization in Europe, followed by the USA.   The Company’s Regulatory, Clinical, Research, Development, and Scientific Advisory Board made decisive strides in completing the first Draft of the documentation required to achieve the CE Mark.  The Company is now working on the comprehensive final document to complete the formal CE Mark application for commercialization within Europe and abroad.

The Company also continues its corporate and international development, and will be required to raise further equity and/or debt capital by way of executing the business strategy of the Corporation as indicated in both the Phases I and II Business Plans of the Company.

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

Research and Development Expenditures

The Company, since its inception, incurred $2.7 million of research and development expenditures in developing unique minimally invasive occlusion devices and procedures.

Subsidiaries

The Company currently has one wholly-owned subsidiary, ArtVentive Women’s Health Group, Inc. This subsidiary has been inactive other than patent filings and is slated to move forward later in 2012.

ITEM 1A

 RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2

PROPERTIES

The Company’s corporate offices are located at 2766 Gateway Road, Carlsbad, California, 92009.  The Company has no other properties.

ITEM 3

LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of business, the Company may, from time to time, become subject to routine litigation or administrative proceedings which are incidental to the business.  The Company is not a party to or aware of any existing, pending or threatened lawsuits or other legal actions involving the Company.

ITEM 4

MINE SAFETY DISCLOSURES

Note applicable.

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

Quarter Ended	High	Low
12/31/11	$0.91	$0.91
9/30/11	$0.91	$0.91
6/30/11	$0.91	$0.91
3/31/11	$0.91	$0.91
12/31/10	$0.91	$0.91
9/30/10	$0.91	$0.91
6/30/10	$0.91	$0.91
3/31/10	$0.91	$0.91
12/31/09	$0.91	$0.91
9/30/09	$0.91	$0.91
6/30/09	$0.91	$0.91
3/31/09	$0.91	$0.90

As of December 31, 2011, the Company had 35 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, the Company issued a total of 2,416,670 shares of its common stock raising a total of $2,175,000.  The Company sold these shares under exemptions available under Rule 506 of the Securities Act.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation listed on the OTC-BB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation and subsequently, on January 26, 2010 the Company changed its name to ArtVentive Medical Group, Inc.

Prior to January 26, 2010, the Company had focused on business development within the resource industry in Peru.  On January 9, 2010, the Company completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company.

The Company is focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to a new level of sophistication, resolving potentially significant and unaddressed health issues.  The ArtVentive EOS™ device is being developed by the Company to target the market demand in several major clinical areas, including, but not limited to, peripheral and neurological vascular disorders, interventional cardiology and women's health procedures.

The Company has contracted, and expects to continue contracting with specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of the Company’s products.  The Company entered into an agreement with Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

Also the Company entered into an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has played an intricate role in building the complex infrastructure and support necessary for outlining the regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray is providing.  Their responsibility also extends to encompass communication with the FDA and the European Notified Body (FDA counterpart).

The Company implemented its Quality Management System (QMS), based on the requirements of, and is intended to comply with, the following regulations and international standards:

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

Following the successful completion of the ArtVentive Medical Group Inc. “Concept Design Phase” of the Endoluminal Occlusion System (EOS) in January 2011, the Company moved forward in executing the second Phase of its planned ArtVentive EOS™ development, “the Regulatory Phase.”   This critical Phase required significant capital increases in research and development, prototyping, testing and documentation for meeting quality standards including, but not limited to, regulatory submissions in preparation for the Company’s projected timeline for commercialization in Europe.   This Regulatory Phase is critical to the EOS device submission for European Regulatory approval (CE Mark) and subsequent commercialization.  During this Phase of development, the Company manufactured in excess of seven hundred and fifty devices required to meet international standards and guidelines, bench testing, regulatory animal studies, clinical (First in Man) studies, and all other aspects necessary to confirm the device’s safety and high standard of production quality.

Following the conclusion of the Company’s successful animal studies, the management carried out its First in Man clinical study in Paraguay during June and July, 2011 using the ArtVentive EOS peripheral device.  The study achieved 100% clinical and procedural success.

In preparation for the Company’s launch into the European markets, management participated in on-going meetings throughout Europe in preparation for all aspects of its European launch. To this end, the Company designed and constructed a corporate booth for industry shows and conferences in addition to generating marketing materials including targeted industry literature, brochures, educational and medical videos.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management participated in the EuroMedTech Conference in Turin, Italy and debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany. In addition management continued its directive in preparing a solid foundation from which to launch into the European markets by working with clinics, physicians, international distributors and potential partners alike.

The Company’s Regulatory, Clinical, Research and Development, and Scientific Advisory Board made decisive strides in completing the first Draft of the documentation required to achieve the CE Mark.  The Company is now working on the comprehensive final document to complete the formal CE Mark application for commercialization within Europe and abroad.

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

As of December 31, 2011, cash and total assets were $101,193 and the Company’s total liabilities were $374,450.  (See Note 6 of the Notes to Financial Statements included herewith.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2011

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

Statement 1

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and December 31, 2010;

and the period from inception (January 23, 2007) through December 31, 2011

Statement 2

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010;

and for the period from January 23, 2007 (Inception) to December 31, 2011

Statement 3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from

January 23, 2007 (Inception) to December 31, 2011

Statement 4

Notes to Consolidated Financial Statements

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ArtVentive Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of ArtVentive Medical Group, Inc., (a development stage company) (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and the period from January 23, 2007 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArtVentive Medical Group, Inc. as of December 31, 2011 and December 31, 2010, and the results of its consolidated operations and its cash flows for the years ended December 31, 2011 and 2010, and the period from January 23, 2007 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has incurred losses since inception, and has not generated revenues from its planned principal operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 26, 2012

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Statement 1

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2011 and December 31, 2010

ASSETS	December 31	December 31
	2011	2010
CURRENT
Cash and cash equivalents	$ 98,221	$ 176,425
Prepaid expenses	1,048	8,500
TOTAL CURRENT ASSETS	99,269	184,925

PROPERTY, PLANT AND EQUIPMENT
Office equipment	1,382	1,382
Accumulated Depreciation	(506)	(230)
NET PROPERTY, PLANT AND EQUIPMENT	876	1,152
OTHER ASSETS
Deposits	1,048	-
TOTAL OTHER ASSETS	1,048	-

TOTAL ASSETS	$ 101,193	$ 186,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT
Accounts payable	$ 374,429	$ 42,466
Payroll taxes payable	21	-
TOTAL CURRENT LIABILITIES	374,450	42,466
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 49,248,286 and 46,814,117 shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively after giving effect to 1.65 for 1 split on February 12, 2010	49,249	46,814
Additional paid in capital	3,565,403	1,377,089
Deficit accumulated during the development stage	(3,887,909)	(1,280,292)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(273,257)	143,611
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 101,193	$ 186,077

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2011 and December 31, 2010; and the Period from Inception (January 23, 2007) through December 31, 2011;

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from January 23, 2007 (Inception) to December 31, 2011
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	2,035,098	704,294	2,739,392
Selling, general and administrative	572,640	374,879	1,105,993
Depreciation expense	276	230	1,022
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(2,608,014)	(1,079,403)	(3,891,940)
OTHER INCOME
Interest income	397	3,634	4,031
Income Taxes	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(2,607,617)	(1,075,769)	(3,887,909)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (2,607,617)	$ (1,075,769)	$ (3,887,909)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.05)	(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	48,083,187	45,799,740

Statement 3

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2011 and December 31, 2010; and for the Period from January 23, 2007 (Inception) to December 31, 2011

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from January 23, 2007 (Inception) to December 31, 2011
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (2,607,617)	$ (1,075,769)	$ (3,887,909)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses			60,805
Depreciation expense	276	230	1,022
Issuance of common stock and options for services	15,749	63,000	78,749
CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	7,452	(8,500)	(1,048)
Deposits	(1,048)		(1,048)
Accounts payable	331,963	38,055	374,429
Payroll taxes payable	21	-	21
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(2,253,204)	(982,984)	(3,335,979)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment			745
Purchase of equipment	-	(1,382)	(2,625)
NET CASH USED BY INVESTING ACTIVITIES	-	(1,382)	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	2,175,000	1,100,000	3,286,080
Convertible note payable (see Note 5)			150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,175,000	1,100,000	3,436,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,204)	115,634	98,221
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-
CASH, BEGINNING OF PERIOD	176,425	60,791	-
CASH, END OF PERIOD	$ 98,221	$ 176,425	$ 98,221

NON-CASH INVESTING AND FINANCING ACTIVITIES

FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ 150,000	$ 150,000	$ 150,000

Statement 4

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

From Inception, January 23 2007, to December 31, 2011

	Common	Share	Additional Paid in	Deficit Accumulated	Accumulated Other Stockholders’	Total Equity
	Shares	Amount	For period	During Period	Income	(Deficit)
BALANCE, JANUARY 23, 2007	-	$ -	$ -	$ -	$ -	$ -
Common shares issued for cash, assets and expenses at $.001 per share	21,430,200	21,430	(5,350)	-	-	16,080
Capital contribution of Expenses			47,184	-	-	47,184
Loss during the period from Inception to
December 31, 2007			-	(91,391)	-	(91,391)
Foreign currency translation adjustments			-	-	455	455
BALANCE, DECEMBER 31, 2007	21,430,200	21,430	41,834	(91,391)	455	(27,672)
Capital Contribution of Expenses	-	-	47,639	-	-	47,639
Loss during the year (2008)	-	-	-	(84,877)	-	(84,877)
Foreign currency translation adjustments	-	-	-	-	(75)	(75)
BALANCE, DECEMBER 31, 2008	21,430,200	21,430	89,473	(176,268)	380	(64,985)
Foreign currency translation adjustments					(380)	(380)
Loss during year (2009)				(28,255)		(28,255)
BALANCE DECEMBER 31, 2009	21,430,200	21,430	89,473	(204,523)	-	(93,620)
Common shares issued for cash, assets and expenses at $.001 per share	21,430,200	21,430	(21,430)	-	-	-
Common shares issued in private placement	3,767,051	3,767	1,096,233			1,100,000
Common shares issued for services	20,000	20	17,980			18,000
Common shares issued on conversion of note payable	166,666	167	149,833			150,000
Stock options issued for services			45,000	-	-	45,000
Loss during year (2010)				(1,075,769)		(1,075,769)
BALANCE, DECEMBER 31, 2010	46,814,117	46,814	1,377,089	(1,280,292)	-	143,611
Common shares issued in private placement	2,416,670	2,417	2,172,583			2,175,000
Common shares issued for services	17,499	18	15,731			15,749
Loss during year (2011)				(2,607,617)		(2,607,617)
BALANCE, DECEMBER 31, 2011	49,248,286	$ 49,249	$ 3,565,403	$ (3,887,909)	$ -	$ (273,257)

(See accompanying notes)

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2011

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

To date, the Company’s activities have been limited to its formation, research and development of the ArtVentive EOSTM, generation of regulatory strategy for initial clinical indications for FDA and European submissions and approval, corporate operations and the raising of equity capital. The Company conducted the required human clinical studies during 2011 achieving 100% clinical and procedural success, validating the safety and efficiency of the ArtVentive EOSTM device.

On August 3, 2011, the Company incorporated ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

3.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the transactions of the Company and its subsidiary.

All inter-company accounts and transactions have been eliminated in consolidation.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2011

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development state as defined in FASC 915-10-05,      “Development Stage Entity”.   The company is devoting substantially all of its efforts to the execution of its business plan.

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include deferred tax assets arising as a result of the operating loss carry forwards.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company’s common stock and stock options are recorded at the estimated fair value of the stock issued and options granted if that value is more readily determinable than the fair value of the consideration received.

EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of earnings per share:

                                 December 31, 2011     December 31, 2010

Net income (loss)                                                     $  (2,607,617)             $    (1,075,769)

Weighted average common shares outstanding           48,083,187                   45,799,740

Net (loss) per share                                                     $       (0.05)              $        (0.02)

PROPERTY AND EQUIPMENT

The company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	December 31, 2011	December 31, 2010
Computer equipment	5 years	$ 1,382	$ 1,382
Less accumulated depreciation		(506)	(230)

Net property and equipment		$ 876	$ 1,152

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2011

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

The Company recorded an unrealized foreign currency translation gain (loss), netting $0 for the period from January 23, 2007 (Inception) to December 31, 2011, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $98,221 as at December 31, 2011.

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

Effective November 2, 2010 the Board of Directors of the Company granted 50,000 non-statutory stock options to a former consultant at an exercise price of $.001 per share with the vesting date of November 2, 2013 and an expiration date of November 2, 2016.

Effective June 2, 2011 and December 30, 2011 the Board of Directors of the Company authorized   issuance of 3,888 and 13,611 shares to the former consultants at a deemed value per share of $.90.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2011

During the period that the options were issued, the Company had no public trading activity for the Company’s common stock.  However , the majority shareholder sold in private transactions shares at $.90 per share.  In order to value the Company’s options, the Company chose to use the minimum value method, even though the Company is a public company since there was no measurable trading activity.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2011, the Company has a negative working capital balance of $275,181 and an accumulated deficit of $3,887,909.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2011

Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

8.

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Exploration and development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Tax operating loss carryforwards generated during the period from January 23, 2007 (date of inception) through December 31, 2011 of approximately $3,809,155 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $1,485,571 (2010 – $503,408) related to net operating loss carry-forwards and $30,712 related to stock-based compensation were offset by the valuation allowance in the same amount.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

Components of income tax benefits are as follows:

Years Ended December 31,
	2011	2010
Current	$ -	$ -
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$ -	$ -

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2011

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31
	2011	2010
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$ (886,590)	$ (365,761)
Change in valuation allowance	1,016,971	460,859
State taxes (net of federal benefit)	(130,381)	(95,098)
	$ -	$ -

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

10.       SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2011, up through the date these consolidated financial statements were issued and determined there were no items that required disclosure.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  None

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of senior management, including the Company’s CEO and CFO, Jim Graham, the management conducted an evaluation of the effectiveness of the design and operation of the Company’s  disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, the CEO and CFO concluded as of the Evaluation Date that the disclosure controls and procedures were not effective such that the information relating to the Company including its consolidated subsidiaries, required to be disclosed in its  Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

The following table sets forth certain information, as of December 31, 2011, with respect to the directors and executive officers.

Name	Positions Held	Age

H. James Graham	CEO, CFO, Chairman	62
Leon Rudakov	President, CTO, Director	60

Mr. Graham has held the positions of CEO and director since April 28, 2008.  He resigned as CEO on February 11, 2010, but agreed to continue on as President and Chairman of the Board.  Dr. Rudakov was appointed as CEO and CTO, and as a member of the Board of Directors on February 11, 2010.  On February 11, 2011, Mr. Graham and Dr. Rudakov resigned from their respective positions as President, CEO and CFO.  On February 11, 2011, Mr. Graham was appointed CEO and CFO, and Dr. Rudakov was appointed President.

Certain biographical information of our directors and officers is set forth below.

H. James Graham has acted as President and CEO of a number of successful corporations including start-up companies. Since 2006, Mr. Graham has also developed global business and marketing strategies in addition to drafting and negotiating international management and distribution agreements.   In 2000, Mr. Graham co-founded CyberBroadcastOne Inc., an interactive broadcast company based on the foundation of education, entertainment and commerce.  Mr. Graham served as the President and CEO through 2006.  From 1993 to 2007, he served as a member of the Board of Directors of Kodiak Oil and Gas, an emerging oil and gas company with its head office in Denver, Colorado and operations throughout America.  The Company’s shares trade on the New York Stock Exchange under the symbol KOG.  In 1998, Mr. Graham co-founded Pyrotech International Ltd., Singapore, a corporation committed to the development of a revolutionary fire fighting gel recognized globally under the brand name Barricade.  Mr. Graham served as CEO from 1998 to 2000.

Previously, Mr. Graham co-founded and was the President of Tri-Pacific Resources Corporation, Hong Kong, a technology based corporation specializing in onboard power supply and energy management systems.  He also served as President of Hunter Douglas Canada, Inc., the world’s largest vertically integrated supplier of aluminum and home fashions products to the international market.  Hunter Douglas acquired the HJ Graham Company Ltd. in 1989 which was previously founded and headed by Mr. Graham until the acquisition.  Mr. Graham also served on the Board of Directors of Bradbury International, Ltd., a diversified Canadian financial investment corporation, which traded on the Vancouver Stock Exchange.

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

Employment Agreement

On February 2, 2010, the Company entered into an Employment Agreement with its then Chief Executive Officer and Chief Technology Officer, Dr. Leon Rudakov.  The Employment Agreement was subsequently updated on March 10, 2011, to reflect Dr. Rudakov’s current positions as Chief Technology Officer and President.  Under the terms of the Agreement, Dr. Rudakov will be compensated with an annual salary of $120,000, plus benefits, including options to purchase stock in the Company, the terms of which are to be negotiated, but the share price will be the trading price at the time of issuance or the net book value.  Any options granted will expire five years after the date of the grant.  In February, 2011, the Employment Agreements were updated to increase the annual salaries of both Dr. Rudakov and Mr. Graham to $170,000 and $180,000, respectively, plus benefits, including options to purchase stock in the company as described above.  The term of the Employment Agreement will be for a period of five years, unless earlier terminated under the terms of the Employment Agreement.

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

Audit Committee

The Company does not currently have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  The Corporation has limited working capital and no revenues.  Management does not believe that it would be in the best interest of the Company, at this time to retain independent directors to sit on an audit committee.  When appropriate, the Company will retain independent directors and form an audit, compensation committee in addition to other pertinent committees.

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

Code of Ethics

As of December 31, 2011, the Company has not yet adopted a Code of Ethics.

ITEM 11

EXECUTIVE COMPENSATION

The following summary compensation table indicates the compensation earned during the years ended December 31, 2011 and 2010 by each person who served as a principal executive officer or principal financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4)	Total
Leon Rudakov(1)	2011 2010	$165,833 $110,000	0 0	0 0	0 0	0 0	0 0	0 0	$165,833 $110,000
H. James Graham(2)	2011 2010	$173,333 $ 90,000	0 0	0 0	0 0	0 0	0 0	0 0	$173,333 $ 90,000

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

Stock Option Grants

As of the date of this Report, the Company has granted 50,000 stock options to consultants for services rendered.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 26, 2012, by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of February 2, 2012.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
MLPRP Enterprises, LLC 17624 15th Ave. SE Suite 112 Mill Creek, WA 98012	Common	3,583,718	7.3%
The Estate of Scott Houghton 1525 Yew Street Vancouver, BC V6J 3E5 Canada	Common	11,220,000	22.9%
Korina Houghton 401 – 958 W. 8th Ave. Vancouver, BC V5Z 1E5 Canada	Common	5,610,000	11.4%
Philippe Gailloud c/o Parsons/Burnett/Bjordahl/Hume, LLP 10900 NE 4th Street Suite 1850 Bellevue, WA 98004	Common	8,515,000	17.4%
Indian Creek International, SA c/o Parsons/Burnett/Bjordahl/Hume, LLP 10900 NE 4th Street, Suite 1850 Bellevue, WA 98004	Common	4,400,000	9.0%

Leon Rudakov, President, CTO, Director	Common	8,515,000	17.4%
H. James Graham, CFO, CEO, Chairman	Common	0	0%
All officers and directors as a group (2 persons)		8,515,000	17.4%

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by its principal accountant for services rendered during the fiscal year ended December 31, 2011 and 2010 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010

Audit fees (1)	$16,040	$12,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$16,040	$12,500

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

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

3.3	Certificate of Amendment to Articles of Incorporation

3.3	Amendment to Bylaws(1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

32.1	Rule 1350 Certification of Principal Financial Officer

32.2	Rule 1350 Certification of Chief Executive Officer

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Schema Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document

(1)

Filed with the Securities and Exchange Commission on June 29, 2007, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-144226), which exhibit is incorporated herein by reference.

(2)

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

ARTVENTIVE MEDICAL GROUP, INC.

March 26, 2012

/s/ Leon Rudakov

Dr. Leon Rudakov

President, CTO

/s/ H. James Graham

H. James Graham

CEO, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leon Rudakov

Date:  March 26, 2012

Dr. Leon Rudakov, Director

/s/ H. James Graham

Date:  March 26, 2012

H. James Graham, Chairman