Form 10-Q
period 2012-03-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2012-04-30
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

Commission File No. 333-144226

ARTVENTIVE MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

26-0148468

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

2766 Gateway Road, Carlsbad, California, 92009

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

As of March 31, 2012 there were 49,248,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to March 31, 2012

Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2012 and March 31, 2011;

and for the period from January 23, 2007 (Inception) through March 31, 2012

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2012 and March 31, 2011;

and for the period from January 23, 2007 (Inception) to March 31, 2012

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

ASSETS	March 31,
	2012 (unaudited)	December 31, 2011
CURRENT
Cash and cash equivalents Prepaid expenses	$ 41,586 1,048	$ 98,221 1,048
TOTAL CURRENT ASSETS	42,634	99,269
PROPERTY, PLANT AND EQUIPMENT
Office equipment	1,382	1,382
Accumulated depreciation	(575)	(506)
NET PROPERTY, PLANT AND EQUIPMENT	807	876
OTHER ASSETS
Deposits	1,048	1,048
TOTAL OTHER ASSETS	1,048	1,048

TOTAL ASSETS	$ 44,489	$ 101,193

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable	$ 453,628	$ 374,429
Accrued salaries	28,333	-
Payroll taxes payable	2,231	21
TOTAL CURRENT LIABILITIES	484,192	374,450
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 49,248,286 and 49,248,286 shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively after giving effect to 1.65 for 1 split on February 12, 2010	49,249	49,249
Additional paid in capital	3,565,403	3,565,403
Deficit accumulated during the development stage	(4,054,355)	(3,887,909)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(439,703)	(273,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 44,489	$ 101,193

(See accompanying notes)

Statement 2

A ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2012 and March 31, 2011; and for the Period from January 23, 2007 (Inception) to March 31, 2012

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	For the period from January 23, 2007 (Inception) to March 31, 2012
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	92,670	355,544	2,832,062
Selling, general and administrative	73,714	80,072	1,179,707
Depreciation expense	69	69	1,091
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(166,453)	(435,685)	(4,058,393)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	7	128	4,038
Income tax expense (benefit)	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(166,446)	(435,557)	(4,054,355)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (166,446)	$ (435,557)	$ (4,054,355)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	49,156,941	46,814,117

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2012 and March 31, 2011; and for the Period from January 23, 2007 (Inception) to March 31, 2012

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	For the period from January 23, 2007 (Inception) to March 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (166,446)	$ (435,557)	$ (4,054,355)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	69	69	1,091
Issuance of common stock and options for services	-		78,749
CHANGES IN OPERATING ASSETS AND LIABILITIES Prepaid expenses	-	7,607	(1,048)
Deposits	-		(1,048)
Accounts payable	79,199	(5,395)	453,628
Accrued salaries	28,333	-	28,333
Payroll taxes payable	2,210	490	2,231
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(56,635)	(432,786)	(3,392,614)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	-	(2,625)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	500,000	3,286,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	500,000	3,436,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,635)	67,214	41,586
CASH, BEGINNING OF PERIOD	98,221	176,425	-
CASH, END OF PERIOD	$ 41,586	$ 243,639	$ 41,586

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ -	$ 21,430

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 28, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2012.

2.

ORGANIZATION

The Company was originally incorporated under the name of Big Bear Resources Inc. a USA Company registered in the State of Nevada on January 23, 2007.   The Company changed its name to Uranium Plus Resources Inc. on March 21, 2008 and following the acquisition of ArtVentive Inc. the Company changed its name on January 26, 2010, to ArtVentive Medical Group, Inc.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

To date, the Company’s activities have been limited to the development of the EOS, intellectual property, animal studies, human studies,  patent filings, and developing a regulatory strategy for initial clinical indications pertinent to European and FDA submissions and approvals, corporate operations and the raising of equity capital. The Company conducted the required human clinical studies during 2011 achieving 100% clinical and procedural success, validating the safety and efficiency of the ArtVentive EOSTM device.

On August 3, 2011, the Company incorporated ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

3.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the transactions of the Company and its subsidiary.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

All inter-company accounts and transactions have been eliminated in consolidation.

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to March 31, 2012, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $41,586 as at March 31, 2012.

4.

CONVERTIBLE NOTE PAYABLE

The Company borrowed $150,000 (all funds are in US dollars) pursuant to an agreement dated April 29, 2008.  The loan was payable on demand and the Lender had an option to convert the said loan into common shares of the Company at a rate of 1 common share for each $1 borrowed (150,000 common shares).

The note was converted into 166,666 shares at a deemed value per share of $.90 effective February 22, 2010.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

5.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each prior share.  As a result of this transaction, 11,078,000 shares were issued. Effective February 12, 2010, the Company forward-split its issued capital stock on a ratio of 1.65 share for each 1 old share. As a result of this transaction 8,442,200 shares were issued. Effective February 19, 2010 3,767,051 shares were issued in a private placement.  Consideration for the issue of additional shares has been charged against additional paid in capital.  The forward stock splits adjustments have been reflected retroactively.

Effective April 16, 2010, the Board of Directors of the Company authorized issuance of 20,000 shares to the members of its Scientific Board at a deemed value per share of $.90.

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

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2012, the Company has a negative working capital balance of $441,558 and an accumulated deficit of $4,054,355.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

Operating loss carry-forwards generated during the period of January 23, 2007(date of inception) through March 31, 2012 of approximately $3,975,606 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $1,685,070 related to net operating loss carry-forwards and $33,736 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the three months ended March, 20112 and 2011 the allowance increased by approximately $199,499 and $148,089, respectively.

The Company has no tax positions at March 31, 2012 or December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The statute of limitation is three years for Federal tax returns and four years for California state returns.

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

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

historical cost basis of zero.  The combination was accounted for under ASC 805 as a business combination.

11.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2012 up through the date these consolidated financial statements were issued.

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

Prior to January 26, 2010, the Company had focused on exploration within the resource industry in Peru.  On January 9, 2010, the Company completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company.

The Company is focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to added sophistication, resolving potentially significant and unaddressed health issues.  The ArtVentive EOS™ device is being developed by the Company to target the market demand in several major clinical areas, including, but not limited to, peripheral and neurological vascular disorders, interventional cardiology and women's health procedures.

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

The Company implemented its Quality Management System (QMS), based on the requirements of, and is intended to comply with the following regulations and international standards:

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

Following the successful completion of the ArtVentive Medical Group, Inc. “Concept design Phase” of the Endoluminal Occlusion System (EOS) in January 2011, the Company moved forward in executing the second Phase of its planned ArtVentive EOS™ development, “the Regulatory Phase.”   This critical Phase required significant capital increases in research and development, prototyping, testing and documentation for meeting quality standards including, but not limited to regulatory submissions in preparation for the Company’s projected timeline for commercialization in Europe.  This Regulatory Phase is critical to the EOS device submission for European Regulatory approval (CE Mark) and subsequent commercialization.  During this Phase of development, the Company manufactured in excess of seven hundred and fifty devices required to meet international standards and guidelines, bench testing, regulatory animal studies, clinical (First in Man) studies, and all other aspects necessary to confirm the device’s safety and high standard of production quality.

Following the conclusion of the Company’s successful animal studies, the management carried out its First in Man clinical study in Paraguay during June and July, 2011 using the ArtVentive EOS peripheral device.  The study achieved 100% clinical and procedural success.

In preparation for the Company’s launch into the European markets, management participated in on-going meetings throughout Europe in preparation for all aspects of its European launch. To this end, the Company designed and constructed a corporate booth for industry shows and conferences, in addition to generating marketing materials including targeted industry literature, brochures, educational and medical videos.

On March 8, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management participated in the EuroMedTech Conference in Turin, Italy, and debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany. In addition management continued its directive in preparing a solid foundation from which to launch into the European markets by working with clinics, physicians, international distributors and potential partners.

The Company’s Regulatory, Clinical, Research and Development and Scientific Advisory Board made strides in completing the first draft of the documentation required to achieve the CE Mark.  The Company is now working on the comprehensive final document to complete the formal CE Mark application for commercialization within Europe and abroad.

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

Results of Operations

During the first quarter of 2012 Management reduced Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOST Peripheral device.  The Company focused on its European CE Mark application for the EOS device and raising additional financing for the next phase of its planned business development, including upcoming clinical studies and commercialization of the device.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.  Since inception the Company’s main source of cash has been the sale of its equity securities.

As of March 31, 2012, cash and total assets were $41,586 and $44,489 respectively, and the Company’s total liabilities were $484,192 as compared to cash and total assets of $98,221 and $101,193 respectively, and the Company’s total liabilities of $374,450 as of December 31, 2011. The Company is focused on raising additional funds through private or public placement offerings.  (See 6 of the Notes to Financial Statements included herewith.)

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the first quarter ended March 31, 2012.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included
101.INS(1)	XBRL Instance Document	Included
101.SCH(1)	XBRL Taxonomy Schema Document	Included
101.CAL(1)	XBRL Taxonomy Calculation Linkbase	Included
101.DEF(1)	XBRL Taxonomy Definition Linkbase Document	Included
101.LAB(1)	XBRL Taxonomy Label Linkbase Document	Included
101.PRE(1)	XBRL Taxonomy Label Presentation Linkbase Document	Included

 (2)

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under the sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTVENTIVE MEDICAL GROUP, INC.

April 27, 2012

/s/ H. James Graham________________________________

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakov________________________________

Dr. Leon Rudakov

President