Form 10-Q
period 2012-06-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2012-08-08
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012 there were 49,448,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to June 30, 2012

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2012 and  June 30, 2011;

and for the period from January 23, 2007 (Inception) through June 30, 2012

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2012 and June 30, 2011; and for the period from January 23, 2007 (Inception) to June 30, 2012

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

ASSETS	June 30,
	2012 (unaudited)	December 31, 2011
CURRENT
Cash and cash equivalents Prepaid expenses	$ 60,610 1,048	$ 98,221 1,048
TOTAL CURRENT ASSETS	61,658	99,269
PROPERTY, PLANT AND EQUIPMENT
Office equipment	1,382	1,382
Accumulated depreciation	(645)	(506)
NET PROPERTY, PLANT AND EQUIPMENT	737	876
OTHER ASSETS
Deposits	1,048	1,048
TOTAL OTHER ASSETS	1,048	1,048

TOTAL ASSETS	$ 63,443	$ 101,193

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable	$ 471,301	$ 374,429
Payroll taxes payable	63	21
TOTAL CURRENT LIABILITIES	471,364	374,450
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 49,448,286 and 49,248,286 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively after giving effect to 1.65 for 1 split on February 12, 2010	49,449	49,249
Additional paid in capital	3,765,203	3,565,403
Deficit accumulated during the development stage	(4,222,573)	(3,887,909)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(407,921)	(273,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 63,443	$ 101,193

(See accompanying notes)

Statement 2

A ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Six Months Ended June 30, 2012 and June 30, 2011; and for the Period from January 23, 2007 (Inception) to June 30, 2012

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from January 23, 2007 (Inception) to June 30, 2012
REVENUES	$ NIL	$ NIL	NIL	NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-			45,533
Research and development	61,915	621,068	154,585	976,611	2,893,977
Selling, general and administrative	106,239	216,680	179,953	296,752	1,285,946
Depreciation expense	69	69	138	138	1,160
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(168,223)	(837,817)	(334,676)	(1,273,501)	(4,226,616)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	5	120	12	247	4,043
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(168,218)	(837,697)	(334,664)	(1,273,254)	(4,222,573)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (168,218)	$ (837,697)	(334,664)	(1,273,254)	$ (4,222,573)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.02)	(0.01)	(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING	49,252,658	47,686,919	49,190,690	47,440,563

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2012 and June 30, 2011; and for the Period from January 23, 2007 (Inception) to June 30, 2012

	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from January 23, 2007 (Inception) to June 30, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (334,664)	$ (1,273,254)	$ (4,222,573)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	139	138	1,161
Issuance of common stock and options for services	-	3,449	78,749
CHANGES IN OPERATING ASSETS AND LIABILITIES Prepaid expenses	-	7,563	(1,048)
Deposits	-	(1,048)	(1,048)
Accounts payable	96,872	(19,597)	471,301
Accrued salaries	-	-	-
Payroll taxes payable	42	-	63
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(237,611)	(1,282,699)	(3,573,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	-	(2,625)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	200,000	1,600,000	3,486,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	1,600,000	3,636,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,611)	317,301	60,610
CASH, BEGINNING OF PERIOD	98,221	176,425	-
CASH, END OF PERIOD	$ 60,610	$ 493,726	$ 60,610

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ -	$ 21,430

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 28, 2012.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2012.

2.

ORGANIZATION

The Company was originally incorporated under the name of Big Bear Resources, Inc. a USA Company registered in the State of Nevada on January 23, 2007.   The Company changed its name to Uranium Plus Resources Inc. on March 21, 2008, and following the acquisition of the assets of ArtVentive, Inc. the Company changed its name on January 26, 2010, to ArtVentive Medical Group, Inc.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

June 30, 2012

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to June 30, 2012, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $60,610 as at June 30, 2012.

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

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

5.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued capital stock on a ratio of 5.8 shares for each prior share.  As a result of this transaction, 11,078,000 shares were issued. Effective February 12, 2010, the Company forward-split its issued capital stock on a ratio of 1.65 a share for each 1 old share. As a result of this transaction 8,442,200 shares were issued. Effective February 19, 2010 3,767,051 shares were issued in a private placement.  Consideration for the issue of additional shares has been charged against additional paid in capital.  The forward stock splits adjustments have been reflected retroactively.

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

During the period that the options were issued, the Company had no public trading activity for the Company’s common stock.  However, the majority shareholder sold in private transactions shares at $.90 per share.  In order to value the Company’s options, the Company chose to use the minimum value method, even though the Company is a public company since there was no measurable trading activity.

Effective June 26, 2012 200,000 shares were issued in a private placement for the receipt of $200,000.

Effective July 5, 2012 the Company’s subscription agreement was amended to include finder’s fee of 10% of the amount raised in the future in the form of shares of restricted common stock.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2012, the Company has a negative working capital balance of $409,706 and an accumulated deficit of $4,222,573.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

June 30, 2012

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2012-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Operating loss carry-forwards generated during the period of January 23, 2007(date of inception) through June 30 , 2012 of approximately $4,143,824 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $1,408,900 related to net operating loss carry-forwards and $33,736 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the six months ended June 30, 2012 and 2011 the allowance increased by approximately $143,370 and $148,089, respectively.

The Company has no tax positions at June 30, 2012 or December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

June 30, 2012

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

11.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2012 up through the date these consolidated financial statements were issued.

The Company has determined that there are no events required to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation listed on the OTC-BB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation, and, subsequently, on January 26, 2010 the Company changed its name to ArtVentive Medical Group, Inc.

Prior to January 26, 2010, the Company had focused on exploration within the resource industry in Peru.  On January 9, 2010, the Company completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company.

The Company is focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to added sophistication, resolving potentially significant and unaddressed health issues.  The ArtVentive EOS™ device is being developed by the Company to target the market demand in several major clinical areas, including, but not limited to peripheral and neurological vascular disorders, interventional cardiology and women's health procedures.

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

On March 8, 2011, the Company incorporated ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management participated in the EuroMedTech Conference in Turin, Italy, and debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany. In addition, management continued its directive in preparing a solid foundation from which to launch into the European markets by working with clinics, physicians, international distributors and potential partners.

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

Results of Operations

During the second quarter of 2012 Management reduced Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOST Peripheral device.  The Company focused on its European CE Mark application for the EOS device and raising additional financing for the next phase of its planned business development, including reimbursement, sales, distribution, upcoming clinical studies and commercialization of the device.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.  Since inception the Company’s main source of cash has been the sale of its equity securities.

As of June 30, 2012, cash and total assets were $60,610 and $63,443 respectively, and the Company’s total liabilities were $471,364 as compared to cash and total assets of $98,221 and $101,193 respectively, and the Company’s total liabilities of $374,450 as of December 31, 2011. The Company is focused on raising additional funds through private or public placement offerings.  (See 6 of the Notes to Financial Statements included herewith.)

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the second quarter ended June 30, 2012.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

August 8, 2012

/s/ H. James Graham________________________________

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakov________________________________

Dr. Leon Rudakov

President