Form 10-Q
period 2012-09-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2012-11-08
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 50,448,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to September 30, 2012

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine month periods ended September 30, 2012 and  September 30, 2011;

and for the period from January 23, 2007 (Inception) through September 30, 2012

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2012 and September 30, 2011; and for the period from January 23, 2007 (Inception)

to September 30, 2012

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

ASSETS	September 30,
	2012 (unaudited)	December 31, 2011
CURRENT
Cash and cash equivalents Prepaid expenses	$ 92,223 1,048	$ 98,221 1,048
TOTAL CURRENT ASSETS	93,271	99,269
PROPERTY, PLANT AND EQUIPMENT
Office equipment	1,382	1,382
Accumulated depreciation	(714)	(506)
NET PROPERTY, PLANT AND EQUIPMENT	668	876
OTHER ASSETS
Deposits	1,048	1,048
TOTAL OTHER ASSETS	1,048	1,048

TOTAL ASSETS	$ 94,987	$ 101,193

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable	$ 232,187	$ 374,429
Payroll taxes payable	63	21
TOTAL CURRENT LIABILITIES	232,250	374,450
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 49,948,286 and 49,248,286 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively after giving effect to 1.65 for 1 split on February 12, 2010	49,949	49,249
Additional paid in capital	4,214,703	3,565,403
Deficit accumulated during the development stage	(4,401,915)	(3,887,909)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(137,263)	(273,257)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 94,987	$ 101,193

(See accompanying notes)

Statement 2

A ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and September 30, 2011; and for the Period from January 23, 2007 (Inception) to September 30, 2012

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	For the period from January 23, 2007 (Inception) to September 30, 2012
REVENUES	$ NIL	$ NIL	NIL	NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-			45,533
Research and development	60,935	600,687	215,520	1,577,298	2,954,912
Selling, general and administrative	118,342	166,988	298,295	463,740	1,404,288
Depreciation expense	69	69	207	207	1,229
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(179,346)	(767,744)	(514,022)	(2,041,245)	(4,405,962)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	4	130	16	377	4,047
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(179,342)	(767,614)	(514,006)	(2,040,868)	(4,401,915)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (179,342)	$ (767,614)	(514,006)	(2,040,868)	$ (4,401,915)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.02)	(0.01)	(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING	49,542,036	48,616,315	49,351,206	47,836,787

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2012 and September 30, 2011; and for the Period from January 23, 2007 (Inception) to September 30, 2012

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	For the period from January 23, 2007 (Inception) to September 30, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (514,006)	$ (2,040,868)	$ (4,401,915)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	208	207	1,230
Issuance of common stock and options for services	-	3,499	78,749
CHANGES IN OPERATING ASSETS AND LIABILITIES Prepaid expenses	-	6,516	(1,048)
Deposits	-	(1,048)	(1,048)
Accounts payable	(192,242)	166,463	182,187
Payroll taxes payable	42	-	63
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(705,998)	(1,865,231)	(4,041,977)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	-	(2,625)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	700,000	1,800,000	3,986,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	700,000	1,800,000	4,136,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,998)	(65,231)	92,223
CASH, BEGINNING OF PERIOD	98,221	176,425	-
CASH, END OF PERIOD	$ 92,223	$ 111,194	$ 92,223

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ -	$ 21,430
ACCRUAL OF STOCK ISSUANCE COST	$ 50,000	$ -	$ 50,000

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 28, 2012.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2012.

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

September 30, 2012

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to September 30, 2012, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $92,223 as at September 30, 2012.

4.

CONVERTIBLE NOTE PAYABLE

The Company borrowed $150,000 (all funds are in US dollars) pursuant to an agreement dated April 29, 2008.

The note was converted into 166,666 shares at a deemed value per share of $.90 effective February 22, 2010.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

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

Effective September 12, 2012, 500,000 shares were issued in a private placement for the receipt of $500,000.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2012, the Company has a negative working capital balance of $138,979 and an accumulated deficit of $4,401,915.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

September 30, 2012

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2012-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through September 30, 2012, of approximately $4,323,166, will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $1,833,965 related to net operating loss carry-forwards, and $33,736 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the nine months ended September 30, 2012 and 2011, the allowance increased by approximately $220,200 and $875,000, respectively.

The Company has no tax positions at September 30, 2012, or December 31, 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

September 30, 2012

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

11.

WARRANTS

Effective September 12, 2012, the Company has granted 500,000 warrants to purchase shares of Common Stock which all have a 1 year term.

Warrants outstanding and exercisable at September 30, 2012 are as follows:

Exercise price	Number Outstanding	Remaining Contractual Life (in years)

$1.50	500,000	1 year

12.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2012, up through the date these consolidated financial statements were issued.

On October 3, 2012, the Company issued 250,000 shares in a private placement for a receipt of $250,000.

On October 15, 2012, the Company issued 250,000 shares in a private placement for a receipt of $250,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation listed on the OTCQB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation, and, subsequently, on January 26, 2010, the Company changed its name to ArtVentive Medical Group, Inc.

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

Following the successful completion of the ArtVentive Medical Group, Inc. “Concept design Phase” of the Endoluminal Occlusion System (EOS) in January 2011, the Company moved forward in executing the second Phase of its planned ArtVentive EOS™ development, “the Regulatory Phase.”   This Phase required significant capital increases in research and development, prototyping, testing and documentation for meeting quality standards including, but not limited to regulatory submissions in preparation for the Company’s projected timeline for commercialization in Europe.  This Regulatory Phase is critical to the EOS device submission for European Regulatory approval (CE Mark) and subsequent commercialization.  During this Phase of development, the Company manufactured in excess of seven hundred and fifty devices required to meet international standards and guidelines, bench testing, regulatory animal studies, clinical (First in Man) studies, and all other aspects necessary to confirm the device’s safety and high standard of production quality.

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

On March 3, 2011, the Company incorporated ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

During 2012, Management participated in the EuroMedTech Conference in Grenoble, France, and debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in in Lisbon, Portugal. In addition, management continued its directive in preparing a solid foundation from which to launch into the European markets by working with European clinics, physicians, international distributors and potential partners.

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

Results of Operations

During the third quarter of 2012 Management reduced Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOS Peripheral device.  The Company continued its focus on the European CE Mark application for the EOS device and raising additional financing for the next phase of its planned business development, including reimbursement, sales, distribution, upcoming clinical studies and commercialization of the device.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.  Since inception the Company’s main source of cash has been the sale of its equity securities.

As of September 30, 2012, cash and total assets were $92,223 and $94,987 respectively, and the Company’s total liabilities were $232,250 as compared to cash and total assets of $98,221 and $101,193 respectively, and the Company’s total liabilities of $374,450 as of December 31, 2011. The Company is focused on raising additional funds through private or public placement offerings.  (See 6 of the Notes to Financial Statements included herewith.)

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the third quarter ended September 30, 2012.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

November 7, 2012

/s/ H. James Graham________________________________

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Dr. Leon Rudakov________________________________

Dr. Leon Rudakov

President