Form 10-K
period 2012-12-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2013-03-28
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter) as of June 30, 2012, is $49,448,286.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 26, 2013, there were 51,448,286 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Contents

ITEM 1.  DESCRIPTION OF BUSINESS

4

ITEM 1A

 RISK FACTORS

6

ITEM 1B

UNRESOLVED STAFF COMMENTS.

6

ITEM 2

PROPERTIES

6

ITEM 3

LEGAL PROCEEDINGS.

6

ITEM 4

MINE SAFETY DISCLOSURES

7

PART II

8

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  8

ITEM 6

SELECTED FINANCIAL DATA

8

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  8

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  27

ITEM 9B.  OTHER INFORMATION.

28

PART II

28

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

28

ITEM 11

EXECUTIVE COMPENSATION

31

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

32

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  34

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

34

PART IV

36

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

36

SIGNATURES

37

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

All references depicted in this Form 10-K to the “Company,” “ArtVentive,” “we,” “us” or “our” are to ArtVentive Medical Group, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

General Information

ArtVentive Medical Group, Inc. (the “Company”) was incorporated on January 23, 2007, in the State of Nevada, as Big Bear Resources, Inc.   The Company changed its name to Uranium Plus Resources Inc. on March 21, 2008 and following the acquisition of the assets of ArtVentive, Inc., a California company, on January 9, 2010, the Company changed its name to ArtVentive Medical Group, Inc. on January 26, 2010. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation listed on the OTC-BB (symbol AVTD).

The Company is a medical device corporation, focused on developing, manufacturing and marketing a family of Endoluminal Occlusion Devices (EOS).  Through its proprietary technology, the Company has developed minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to potentially resolve significant and unaddressed health issues. The ArtVentive EOS™ device being developed by the Company targets a substantive market demand in several major clinical areas, including women's health, peripheral and neurological vascular disorders, and interventional cardiology procedures.

The Company contracted, and expects to continue contracting with specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of the Company’s products during 2013.  To this end, the Company entered into an agreement with the Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

The Company entered into an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has assisted in building the complex infrastructure and support necessary for outlining regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray is providing.  Their responsibility also extends to encompass communication with the FDA and European Notified Body (FDA counterpart).

The Company continues to prepare the foundation to launch into the European markets during 2013. The Company executed an agreement on August 23, 2010, with the firm of BSI Product Services Healthcare, headquartered in the UK.  BSI is one of the leading international ISO 9000 ISO 13485 Registrars and CE Marking Notified Bodies.  Their current clients require efficient and effective CE marking services.  BSI is internationally recognized for their conformity assessments which support manufacturers’ objectives of achieving timely and predictable market access.

On October 10, 2012 the Company entered into an Agreement with the European Reimbursement Group, AIM (Assessment in Medicine).  The Group will assist in implementing the execution of the Company’s strategic plan for the successful integration of a pricing strategy, payment structures and the development of relations with major European payment offices within the medical system of each country and region.

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

In December, 2012 the Company received confirmation of the issuance of its US Patent, “Methods and Apparatus for Rapid Endovascular Vessel Occlusion and Blood Flow Interruption” issued as U.S. Patent No. 8,328,840 and confirmation in December of the registration of its Trade Mark for ArtVentive™ for China.

The Company also filed an International patent application expanding the patent reach of its ArtVentive EOS™ device for contraception as it prepares the foundation for the launch of the Women’s Health division during 2013.

To date, the Company’s activities have been focused on its corporate operations, research and development, the finalization of ArtVentive EOS™ device design and testing, implementation of quality controls and protocols, regulatory strategy for FDA and European trials, in addition to animal studies. In December 2010, the Company formally froze the ArtVentive EOS™ device design for the peripheral category of indications in preparation for the regulatory phase and prior to commercialization in Europe, followed by the USA.   The Company’s Regulatory, Clinical, Research, Development, and Scientific Advisory Board made decisive strides in completing  the documentation required to achieve the CE Mark which it expects to receive early in 2013.  The Company is now working on its ramp up strategy for commercialization within Europe and abroad.

In December 2012, the Company executed two Distribution Agreements covering the regions of Germany. Austria and Switzerland and plans to expand its distribution reach in Europe during the first half of 2013.  The Company will also begin post-market clinical trials (trials conducted following receipt of regulatory approval) in several countries in Europe following the receipt of the CE Mark.

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

Employees

The Company has no employees, other than officers, as of the date of this report.

Research and Development Expenditures

The Company, since its inception, incurred $3.1 million of research and development expenditures in developing minimally invasive occlusion devices and procedures.

Subsidiaries

The Company currently has one wholly-owned subsidiary, ArtVentive Women’s Health Group, Inc. This subsidiary has been inactive other than patent filings and is slated to move forward later in 2013.

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

None

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

Quarter Ended	High	Low
12/31/12	$1.00	$1.00
9/30/12	$1.00	$1.00
6/30/12	$1.00	$0.91
3/31/12	$0.91	$0.91
12/31/11	$0.91	$0.91
9/30/11	$0.91	$0.91
6/30/11	$0.91	$0.91
3/31/11	$0.91	$0.91
12/31/10	$0.91	$0.91
9/30/10	$0.91	$0.91
6/30/10	$0.91	$0.91
3/31/10	$0.91	$0.91

As of December 31, 2012, the Company had 20 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, the Company issued a total of 1,700,000 shares of its common stock raising a total of $1,700,000.  The Company sold these shares under exemptions available under Rule 506 of the Securities Act.

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

The Company is focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, allowing for the current interventional, image guided techniques to resolve potentially significant and unaddressed health issues.  The ArtVentive EOS™ device is being developed by the Company to target the market demand in several major clinical areas, including, but not limited to, peripheral and neurological vascular disorders, interventional cardiology and women's health procedures.

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

Following the successful completion of the ArtVentive Medical Group Inc. “Concept Design Phase” of the Endoluminal Occlusion System (EOS) in January 2011, the Company moved forward in executing the second Phase of its planned ArtVentive EOS™ development, “the Regulatory Phase.”   This Phase required significant capital increases in research and development, prototyping, testing and documentation for meeting quality standards including, but not limited to, regulatory submissions in preparation for the Company’s projected timeline for commercialization in Europe.   This Regulatory Phase was critical to the EOS device submission for European Regulatory approval (CE Mark) and subsequent commercialization.  During this Phase of development, the Company manufactured in excess of seven hundred and fifty devices required to meet international standards and guidelines, bench testing, regulatory animal studies, clinical (First in Man) studies, and all other aspects necessary to confirm the device’s safety and high standard of production quality.

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

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany in 2011 and again in Lisbon Portugal in 2012. In addition, management continued its directive in preparing a foundation from which to launch into the European markets by working with clinics, physicians, international distributors and potential partners alike.

The Company’s Regulatory, Clinical, Research and Development, and Scientific Advisory Board assisted in completing all documentation required to achieve the CE Mark which it expects to receive early in 2013.  The Company is now working on its ramp-up strategy for commercialization within Europe, the USA and its international reach.

Following receipt of the CE Mark, the Company will make application for FDA approval.

The Company will begin post-market clinical trials in several countries in Europe following the receipt of the CE Mark.

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

As of December 31, 2012, cash was $517,831 and total assets were $578,830 and the Company’s total liabilities were $160,134.  (See Note 6 of the Notes to Financial Statements included herewith.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Period from January 23, 2007 (Inception) to December 31, 2012

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

Statement 1

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and December 31, 2011;

and the period from inception (January 23, 2007) through December 31, 2012

Statement 2

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011;

and for the period from January 23, 2007 (Inception) to December 31, 2012

Statement 3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from

January 23, 2007 (Inception) to December 31, 2012

Statement 4

Notes to Consolidated Financial Statements

ANDERSON BRADSHAW PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
ArtVentive Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of ArtVentive Medical Group, Inc., (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2012 and 2011, and the period from January 23, 2007 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArtVentive Medical Group, Inc. as of December 31, 2012 and December 31, 2011, and the results of its consolidated operations and its cash flows for the years ended December 31, 2012 and 2011, and the period from January 23, 2007 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Anderson Bradshaw PLLC

Anderson Bradshaw PLLC
Salt Lake City, Utah
March 26, 2013

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net

Statement 1

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2012 and December 31, 2011

ASSETS	December 31	December 31
	2012	2011
CURRENT
Cash and cash equivalents	$ 517,831	$ 98,221
Prepaid expenses	6,048	1,048
TOTAL CURRENT ASSETS	523,879	99,269

PROPERTY, PLANT AND EQUIPMENT
Office equipment	4,746	1,382
Accumulated Depreciation	(843)	(506)
NET PROPERTY, PLANT AND EQUIPMENT	3,903	876
OTHER ASSETS
Deposits	51,048	1,048
TOTAL OTHER ASSETS	51,048	1,048

TOTAL ASSETS	$ 578,830	$ 101,193

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT
Accounts payable	$ 160,050	$ 374,429
Payroll taxes payable	84	21
TOTAL CURRENT LIABILITIES	160,134	374,450
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 50,948,286 and 49,248,286 shares issued and outstanding at December 31, 2012 and December 31, 2011 respectively	50,949	49,249
Additional paid in capital	5,113,703	3,565,403
Deficit accumulated during the development stage	(4,745,956)	(3,887,909)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	418,696	(273,257)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 578,830	$ 101,193

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2012 and December 31, 2011; and the Period from Inception (January 23, 2007) through December 31, 2012;

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from January 23, 2007 (Inception) to December 31, 2012
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	398,201	2,035,098	3,137,593
Selling, general and administrative	459,695	572,640	1,565,688
Depreciation expense	337	276	1,359
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(858,233)	(2,608,014)	(4,750,173)
OTHER INCOME
Interest income	186	397	4,217
Income taxes	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(858,047)	(2,607,617)	(4,745,956)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (858,047)	$ (2,607,617)	$ (4,745,956)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING	49,667,958	48,083,187

Statement 3

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and December 31, 2011; and for the Period from January 23, 2007 (Inception) to December 31, 2012

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from January 23, 2007 (Inception) to December 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (858,047)	$ (2,607,617)	$ (4,745,956)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses			60,805
Depreciation expense	337	276	1,359
Issuance of common stock and options for services	-	15,749	78,749
CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	(5,000)	7,452	(6,048)
Deposits	(50,000)	(1,048)	(51,048)
Accounts payable	(364,379)	331,963	160,050
Payroll taxes payable	63	21	84
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(1,277,026)	(2,253,204)	(4,463,005)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	(3,364)	-	(5,989)
NET CASH USED BY INVESTING ACTIVITIES	(3,364)	-	(5,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,700,000	2,175,000	4,986,080
Convertible note payable (see Note 5)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,700,000	2,175,000	4,986,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	419,610	(78,204)	517,831
CASH, BEGINNING OF PERIOD	98,221	176,425	-
CASH, END OF PERIOD	$ 517,831	$ 98,221	$ 517,831

NON-CASH INVESTING AND FINANCING ACTIVITIES

FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ 150,000	$ 150,000	$ 150,000
ACCRUAL OF STOCK ISSUANCE COST	$ 150,000	$ -	$ 150,000

Statement 4

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

From Inception, January 23 2007, to December 31, 2012

	Common	Share	Additional Paid in	Deficit Accumulated	Accumulated Other Stockholders’	Total Equity
	Shares	Amount	For period	During Period	Income	(Deficit)
BALANCE, JANUARY 23, 2007	-	$ -	$ -	$ -	$ -	$ -
Common shares issued for cash, assets and expenses at $.001 per share	21,430,200	21,430	(5,350)	-	-	16,080
Capital contribution of Expenses			47,184	-	-	47,184
Loss during the period from Inception to
December 31, 2007			-	(91,391)	-	(91,391)
Foreign currency translation adjustments			-	-	455	455
BALANCE, DECEMBER 31, 2007	21,430,200	21,430	41,834	(91,391)	455	(27,672)
Capital Contribution of Expenses	-	-	47,639	-	-	47,639
Loss during the year (2008)	-	-	-	(84,877)	-	(84,877)
Foreign currency translation adjustments	-	-	-	-	(75)	(75)
BALANCE, DECEMBER 31, 2008	21,430,200	21,430	89,473	(176,268)	380	(64,985)
Foreign currency translation adjustments					(380)	(380)
Loss during year (2009)				(28,255)		(28,255)
BALANCE DECEMBER 31, 2009	21,430,200	21,430	89,473	(204,523)	-	(93,620)
Common shares issued for cash, assets and expenses at $.001 per share	21,430,200	21,430	(21,430)	-	-	-
Common shares issued in private placement	3,767,051	3,767	1,096,233			1,100,000

(See accompanying notes)

Common shares issued for services	20,000	20	17,980			18,000
Common shares issued on conversion of note payable	166,666	167	149,833			150,000
Stock options issued for services			45,000	-	-	45,000
Loss during year (2010)				(1,075,769)		(1,075,769)
BALANCE, DECEMBER 31, 2010	46,814,117	46,814	1,377,089	(1,280,292)	-	143,611
Common shares issued in private placement	2,416,670	2,417	2,172,583			2,175,000
Common shares issued for services	17,499	18	15,731			15,749
Loss during year (2011)				(2,607,617)		(2,607,617)
BALANCE, DECEMBER 31, 2011	49,248,286	49,249	3,565,403	(3,887,909)	-	(273,257)
Common shares issued in private placement	1,700,000	1,700	1,698,300			1,700,000
Common shares to be issued as finder’s fee			(150,000)			(150,000)

Loss during year (2012)				(858,047)		(858,047)
BALANCE, DECEMBER 31, 2012	50,948,286	$ 50,949	$ 5,113,703	$ (4,745,956)	$ -	$ 418,696

(See accompanying notes)

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2012

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

2.

ORGANIZATION

ArtVentive Medical Group, Inc. (the “Company”) was originally incorporated on January 23, 2007 in the State of Nevada, U.S.A., as Big Bear Resources, Inc.  Its name was changed to Uranium Plus Resource Corporation on March 21, 2008.  Following the acquisition of the business of ArtVentive, Inc. the Company changed its name on January 26, 2010, from Uranium Plus Resources, Inc. to ArtVentive Medical Group, Inc. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is a medical device corporation, focused on developing, manufacturing and marketing a family of Endoluminal Occlusion Devices (EOS).  Through its innovative, proprietary technology the Company has developed unique minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to a new level of sophistication, potentially resolving significant and unaddressed health issues. The ArtVentive EOS™ device being developed by the Company targets a substantive market demand in several major clinical areas, including women's health, peripheral and neurological vascular disorders, and interventional cardiology procedures.

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

For the Year Ended December 31, 2012

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

EARNINGS PER SHARE OF COMMON STOCK

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2012:

Common stock warrants

1,500,000

Common stock options

     50,000

Total common stock equivalents

1,550,000

Since the Company reflected a net loss in 2012 and 2011, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2012

The following table sets forth the computation of earnings per share:

                                 December 31, 2012     December 31, 2011

Net income (loss)                                                     $  (858,047)             $    (2,607,617)

Weighted average common shares outstanding         49,667,958                   48,083,187

Net (loss) per share                                                    $       (0.02)              $        (0.05)

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	December 31, 2012	December 31, 2011
Computer equipment Office furniture	5 years 7 years	$ 1,382 3,364	$ 1,382 -

Less accumulated depreciation		(843)	(506)

Net property and equipment		$ 3,903	$ 876

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

The Company recorded an unrealized foreign currency translation gain (loss), netting $0 for the period from January 23, 2007 (Inception) to December 31, 2012, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $517,831 as at December 31, 2012.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of December 31, 2012,

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2012

the Company had $267,831 in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

4.

CONVERTIBLE NOTE PAYABLE

The Company borrowed $150,000 pursuant to an agreement dated April 29, 2008.

The note was converted into 166,666 shares at a deemed value per share of $.90 effective February 22, 2010.

5.

SHARE CAPITAL

Effective April 22, 2008, the Company forward-split its issued common stock on a ratio of 5.8 shares for each original share.  As a result of this transaction, 11,078,000 shares were issued.  Effective February 12, 2010, the Company forward-split its  issued common stock on a ratio of 1.65 shares for each one prior share.  As a result of this transaction, 8,442,200 shares were issued. Effective February 19, 2010 3,767,051 shares were issued in a private placement.  Consideration for the issue of additional shares has been charged against additional paid in capital.  The forward stock splits adjustments have been applied retroactively.

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

Effective September 12, 2012, 500,000 shares were issued in a private placement for the receipt of

$500,000.

Effective October 3, 2012, October 12, 2012, November 5, 2012 and December 12, 2012, 250,000

shares each were issued in a private placement for the total receipt of $1,000,000.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2012

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2012, the Company has a working capital balance of $363,745 and an accumulated deficit of $4,745,956.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2011-09 through ASU No. 2013-05 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2012

8.

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Exploration and development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Tax operating loss carryforwards generated during the period from January 23, 2007 (date of inception) through December 31, 2012 of approximately $4,667,207 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $1,981,352 (2011 – $1,485,571) related to net operating loss carry-forwards and $30,712 related to stock-based compensation were offset by the valuation allowance in the same amount.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 23, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2012, 2011, 2010 and 2009 are open for examination under Federal Statute of Limitations and for the years ended December 31, 2012, 2011 and 2010 under the State of California Statute of Limitations.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

Components of income tax benefits are as follows:

Years Ended December 31,
	2012	2011
Current	$ -	$ -
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$ -	$ -

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2012

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31
	2012	2011
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$ (291,736)	$ (886,590)
Change in valuation allowance	367,587	1,016,971
State taxes (net of federal benefit)	(75,851)	(130,381)
	$ -	$ -

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

10.

WARRANTS AND OPTIONS

During the fiscal year ended December 31, 2012, the Company has granted 1,500,000 warrants to purchase shares of Common Stock which all have a 1 year exercise term.  The Company valued these warrants utilizing a Black-Scholes option pricing model and the fair value was recorded in additional paid-in capital.

Warrants outstanding and exercisable at December 31, 2012 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	1,500,000	0.79 years	$1.50	1,500,000	$1.50

Effective November 2, 2010 the Board of Directors of the Company granted 50,000 non-statutory stock options to a former consultant at an exercise price of $.001 per share with the vesting date of November 2, 2013 and an expiration date of November 2, 2016.

During the period that the options were issued, the Company had no public trading activity for the Company’s common stock.  However, the majority shareholder sold in private transactions shares at $.90 per share.  In order to value the Company’s options, the Company chose to use the minimum value method, even though the Company is a public company since there was no measurable trading activity.  The fair value of the options was recorded in additional paid-in capital.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2012

Options outstanding and exercisable at December 31, 2012 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable	Weighted Average Exercise Price
$ 0.001	50,000	3.84 years	$ 0.001	-	$ -

11.       SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012, up through the date these consolidated financial statements were issued.

On  January 29, 2013, the Company issued  250,000 shares in a private placement for a receipt of $250,000.

On  February 8, 2013, the Company issued  250,000 shares in a private placement for a receipt of $250,000.

On  March 7, 2013, the Company issued  150,000 shares in a private placement for a receipt of $150,000.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).   CONTROLS AND PROCEDUES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of senior management, including the Company’s CEO and CFO, Jim Graham, the management conducted an evaluation of the effectiveness of the design and operation of the Company’s  disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, the CEO and CFO concluded as of the Evaluation Date that, due to the small size of the Company and lack of segregation of duties, the disclosure controls and procedures were not effective such that the information relating to the Company including its consolidated subsidiaries, required to be disclosed in its  Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was not effective due to the small size of the Company and lack of segregation of duties.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

The following table sets forth certain information, as of December 31, 2012, with respect to the directors and executive officers.

Name	Positions Held	Age

H. James Graham	CEO, CFO, Chairman	62
Leon Rudakov	President, CTO, Director	60

Mr. Graham has held the positions of CEO and director since April 28, 2008.  He resigned as CEO on February 11, 2010, but agreed to continue on as President and Chairman of the Board.  Dr. Rudakov was

appointed as CEO and CTO and as a member of the Board of Directors on February 11, 2010.  On February 11, 2011, Mr. Graham and Dr. Rudakov resigned from their respective positions as President, CEO and CFO.  On February 11, 2011, Mr. Graham was appointed CEO and CFO, and Dr. Rudakov was appointed President.

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

In 2003 Dr. Rudakov joined Merlin Medical, a Singapore-based company, where he held the position of vice-president of Research and Development and chief technology officer. He was responsible for the company's business strategy, and directed its product development and regulatory pathway. Under his leadership the Company developed a new, unique intracranial device for the treatment of intracranial aneurysms with significant potential for the treatment of ischemic disease. He also established the Company’s  intellectual property and led the device development from the initial concept formulation to its production and the clinical studies in several European Union countries. Dr. Rudakov also developed the coronary stent "X'Calibur" and its delivery catheter through to its CE Mark approval and current market presence in Asia.

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

Employment Agreement

On February 2, 2010, the Company entered into an Employment Agreement with its then Chief Executive Officer and Chief Technology Officer, Dr. Leon Rudakov.  The Employment Agreement was subsequently updated on March 10, 2011, to reflect Dr. Rudakov’s current positions as Chief Technology Officer and President.  Under the terms of the Agreement, Dr. Rudakov will be compensated with an annual salary of $120,000, plus benefits, including options to purchase stock in the Company, the terms of which are to be negotiated, but the share price will be the trading price at the time of issuance or the net book value.  Any options granted will expire five years after the date of the grant.  In February, 2011, the Employment Agreements were updated to increase the annual compensation of both Dr. Rudakov and Mr. Graham to $170,000 and $180,000, respectively, plus benefits, including options to purchase stock in the company as described above.  The term of the Employment Agreement will be for a period of five years, unless earlier terminated under the terms of the Employment Agreement.

On April 1, 2010, the Company entered into a Consulting Agreement with its then President and Chairman of the Board, H. James Graham.  Under the terms of the Agreement, Mr. Graham is compensated with annual compensation of $100,000, plus benefits.  The term of the Employment Agreement will be for a period five years, unless earlier terminated under the terms of the Employment

Agreement, effective April 1, 2010.  The Consulting Agreement was subsequently updated on March 10, 2011 to reflect Mr. Graham’s current positions of Chief Executive Officer, Chief Financial Officer and the Chairman of the Board of Directors.

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

Code of Ethics

As of December 31, 2012, the Company has not yet adopted a Code of Ethics.

ITEM 11

EXECUTIVE COMPENSATION

The following summary compensation table indicates the compensation earned during the years ended December 31, 2012 and 2011 by each person who served as a principal executive officer or principal financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4)	Total

Leon Rudakov(1)	2012 2011	$170,000 $165,833	0 0	0 0	0 0	0 0	0 0	0 0	$170,000 $165,833
H. James Graham(2)	2012 2011	$180,000 $173,333	0 0	0 0	0 0	0 0	0 0	0 0	$180,000 $173,333

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 26, 2013, by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of February 2, 2013.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
MLPRP Enterprises, LLC 17624 15th Ave. SE Suite 112 Mill Creek, WA 98012	Common	3,583,718	7.0%
The Estate of Scott Houghton 1525 Yew Street Vancouver, BC V6J 3E5 Canada	Common	11,220,000	21.8%
Korina Houghton 401 – 958 W. 8th Ave. Vancouver, BC V5Z 1E5 Canada	Common	5,610,000	10.9%
Philippe Gailloud c/o Parsons/Burnett/Bjordahl/Hume, LLP 10900 NE 4th Street Suite 1850 Bellevue, WA 98004	Common	8,515,000	16.6%
Indian Creek International, SA c/o Parsons/Burnett/Bjordahl/Hume, LLP 10900 NE 4th Street, Suite 1850 Bellevue, WA 98004	Common	4,400,000	8.6%

Leon Rudakov, President, CTO, Director	Common	8,515,000	16.6%
H. James Graham, CFO, CEO, Chairman	Common	0	0%
All officers and directors as a group (2 persons)		8,515,000	16.6%

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

(2)

Percentage based upon 51,448,286 shares of common stock issued and outstanding as of March 26, 2013.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by its principal accountant for services rendered during the fiscal year ended December 31, 2012 and 2011 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2012	Fiscal year ended December 31, 2011

Audit fees (1)	$20,079	$16,040
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$20,079	$16,040

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

ARTVENTIVE MEDICAL GROUP, INC.

March   , 2013

/s/ Leon Rudakov

Dr. Leon Rudakov

President, CTO

/s/ H. James Graham

H. James Graham

CEO, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leon Rudakov

Date:  March   , 2013

Dr. Leon Rudakov, Director

/s/ H. James Graham

Date:  March   , 2013

H. James Graham, Chairman