Form 10-Q
period 2013-03-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2013-05-20
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 16, 2013 there were 51,698,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to March 31, 2013

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2013 and  March 31, 2012;

and for the period from January 23, 2007 (Inception) through March 31, 2013

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2013 and March 31, 2012; and for the period from January 23, 2007 (Inception)

to March 31, 2013

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

ASSETS	March 31,
	2013 (unaudited)	December 31, 2012
CURRENT
Cash and cash equivalents	$ 774,751	$ 517,831
Prepaid expenses	1,048	6,048
TOTAL CURRENT ASSETS	775,799	523,879
PROPERTY, PLANT AND EQUIPMENT
Office equipment	8,297	4,746
Accumulated depreciation	(1,426)	(843)
NET PROPERTY, PLANT AND EQUIPMENT	6,871	3,903
OTHER ASSETS
Deposits	51,048	51,048
TOTAL OTHER ASSETS	51,048	51,048

TOTAL ASSETS	$ 833,718	$ 578,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable	$ 363,346	$ 160,050
Payroll taxes payable	476	84
TOTAL CURRENT LIABILITIES	363,822	160,134
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 51,598,286 and 50,948,286 shares issued and outstanding at March 31, 2013 and December 31, 2012	51,598	50,949
Additional paid in capital	5,718,223	5,113,703
Deficit accumulated during the development stage	(5,299,925)	(4,745,956)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	469,896	418,696
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 833,718	$ 578,830

(See accompanying notes)

Statement 2

A ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2013 and March 31, 2012; and for the Period from January 23, 2007 (Inception) to March 31, 2013

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from January 23, 2007 (Inception) to March 31, 2013
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	328,374	92,670	3,465,967
Selling, general and administrative	225,247	73,714	1,790,935
Depreciation expense	583	69	1,942
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(554,204)	(166,453)	(5,304,377)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	235	7	4,452
Income tax expense (benefit)	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(553,969)	(166,446)	(5,299,925)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (553,969)	$ (166,446)	$ (5,299,925)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.01)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	51,222,598	49,156,941

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2013; and for the Period from January 23, 2007 (Inception) to March 31, 2013

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from January 23, 2007 (Inception) to March 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (553,969)	$ (166,446)	$ (5,299,925)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	20,169	-	80,974
Depreciation expense	583	69	1,942
Issuance of common stock and options for services	-	-	78,749

CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	5,000	-	(1,048)
Deposits	-	-	(51,048)
Accounts payable	138,296	79,199	148,346
Accrued salaries	-	28,333	-
Payroll taxes payable	392	2,210	476
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(389,529)	(56,635)	(5,002,534)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	(3,551)	-	(9,540)
NET CASH USED BY INVESTING ACTIVITIES	(3,551)	-	(8,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	650,000	-	5,636,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	650,000	-	5,786,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	256,920	(56,635)	774,751
CASH, BEGINNING OF PERIOD	517,831	98,221	-
CASH, END OF PERIOD	$ 774,751	$ 41,586	$ 774,751

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ -	$ 21,430
ACCRUAL OF STOCK ISSUANCE COST	$ 65,000	$ -	$ 215,000

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 26, 2013.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2013.

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

March 31, 2013

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

The Company had the following potential common stock equivalents at March 31, 2013:

Common stock warrants

2,150,000

Common stock options

     95,000

Total common stock equivalents

2,245,000

Since the Company reflected a net loss as of March 31, 2013 and December 31, 2012, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

The following table sets forth the computation of earnings per share:

        March 31, 2013        March 31, 2012

Net income (loss)                                                     $    (553,969)           $        (166,446)

Weighted average common shares outstanding          51,222,598                   49,156,941

Net (loss) per share                                                    $       (0.01)              $            (0.00)

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	March 31, 2013	December 31, 2012
Computer equipment Office furniture	5 years 7 years	$ 4 ,933 3 ,364	$ 1,382 3,364

Less accumulated depreciation		(1,426)	(843)

Net property and equipment		$ 6,871	$ 3,903

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to March 31, 2013, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $774,751 at March 31, 2013.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of March 31, 2013 and December 31, 2012, the Company had $450,234 and $267,831, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

4.

SHARE CAPITAL

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

On October 3, 2012, October 12, 2012, November 5, 2012 and December 12, 2012, 250,000 shares each were issued in a private placement for the total receipt of $1,000,000.

Effective February 7, 2013, 500,000 shares were issued in a private placement for the receipt of $500,000.

Effective March 5, 2013, 150,000 shares were issued in a private placement for the receipt of $150,000.

5.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2013, the Company has a working capital balance of $411,977 and an accumulated deficit of $5,299,925.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

March 31, 2013

6.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2011-09 through ASU No. 2013-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

7.

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through March 31, 2013, of approximately $5,221,176, will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $2,216,889 related to net operating loss carry-forwards, and $33,736 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the three months ended March 31, 2013 and 2012, the allowance increased by approximately $235,537 and $199,499, respectively.

The Company has no tax positions at March 31, 2013, or December 31, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The statute of limitation is three years for Federal tax returns and four years for California state returns.

8.

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

Effective February 1, 2013, the Company (“Supplier”) entered into a distribution agreement with a Corporation (“Distributor”) in the Netherlands.  The distribution agreement grants the Distributor the exclusive right to offer for sale and sell the EOS Systems within Germany, Austria and Switzerland, for a one year term beginning with the agreement date.  There is a minimum purchase agreement included in the agreement.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

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

Effective February 7, 2013, 500,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

Effective March 5 2013, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

The Company valued all warrants utilizing a Black-Scholes option pricing model and the fair value was recorded in additional paid-in capital.

Warrants outstanding and exercisable at March 31, 2013 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	1,500,000	0.79 years	$1.50	1,500,000	$1.50
$1.50	500,000	0.86 years	$1.50	500,000	$1.50
$1.50	150,000	0.93 years	$1.50	150,000	$1.50

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

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

Effective February 1, 2013 the Board of Directors of the Company granted 35,000 non-statutory stock options to consultants at an exercise price of $.001 per share with the expiration date of February 1, 2016.

Effective March 1, 2013 the Board of Directors of the Company granted 10,000 non-statutory stock options to a consultant at an exercise price of $.001 per share with the expiration date of March 1, 2016.

-

Options outstanding and exercisable at March 31, 2013 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	3.59 years	$0.001		$-
$0.001	35,000	4.84 years	$0.001		$-
$0.001	10,000	4.92 years	$0.001		$-

11.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2013 up through the date these consolidated financial statements were issued.

On April 24, 2013, the Company issued 100,000 shares in a private placement for the receipt of $100,000

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

The Company has contracted, and expects to continue contracting with, specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of the Company’s products.  The Company entered into an agreement with Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

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

•

Canada Medical Devices Regulations (CMDR), SOR/98-282

•

ISO 13485:2003 Medical Devices – Quality Management Systems - Requirements Regulatory Purposes

Document Control System and Design History File for the EOS project are in a continuous process of implementation.  The highly secured system utilizes Egnyte software and is hosted on the NCRG’s server.

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

Following the receipt of the CE Mark, the Company will begin post market clinical trials in Germany, Switzerland, Austria and the Netherlands.  Management is currently working to formalize all preparations for the immediate execution of such trials.

The Company filed additional patent applications expanding its patent reach of the ArtVenitve EOS™ device to eleven 11 patents.

In addition, the Company executed distribution agreements in the Netherlands and Italy.  The Company’s currently has agreements  encompassing five European countries.  Management is also in the final stages of executing similar distribution agreements for several other European countries during the early part of the second quarter of 2013.

The Company has completed a comprehensive ISO Certification audit performed by BSI Product Services.  BSI is an international ISO 9000/ISO Registrar and CE Mark Notified Body required for the European Regulatory approval and subsequent CE Mark certification.  The audit conformed that the Company’s Document and Quality control systems are up to ISO standards and in compliance with an international requirements for the maintaining quality of the product without non-conformities.  The audit resulted in BSI’s recommendation for issuing the ISO Certificate for the Company.

The ISO certificate was obtained on March 11, 2013.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management first debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany in 2011 and again in Lisbon Portugal in 2012. Management also debuted the ArtVentive EOS™ through its distribution partners, when it attended the 17th European Vascular Conference in Maastricht, the Netherlands during March 2013.   Management continues its directive in preparing a foundation from which to launch into the European markets by working with clinics, physicians, international distributors and potential partners alike.

The Company’s Regulatory, Clinical, Research and Development, and Scientific Advisory Board assisted in completing all documentation required to achieve the CE Mark which it expects to receive early in the second quarter of 2013.  The Company is now working on its ramp-up strategy for commercialization within Europe, the USA and its international reach.

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

Results of Operations

During the first quarter of 2013, Management reduced Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOS Peripheral device.  The Company continued its focus on the European CE Mark application for the EOS device and raising additional financing for the next phase of its planned business development, including reimbursement, sales, distribution, upcoming clinical studies and commercialization of the device.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.  Since inception the Company’s main source of cash has been the sale of its equity securities.

As of March 31, 2013, cash and total assets were $774,751 and $833,718 respectively, and the Company’s total liabilities were $363,822 as compared to cash and total assets of $517,831 and $578,830 respectively, and the Company’s total liabilities of $160,134 as of December 31, 2012. The Company is focused on raising additional funds through private or public placement offerings.  (See 6 of the Notes to Financial Statements included herewith.)

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the first quarter ended March 31, 2013.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ARTVENTIVE MEDICAL GROUP, INC.

May 17, 2013

/s/ H. James Graham

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakove

Dr. Leon Rudakov

President