Form 10-Q
period 2013-06-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2013-08-06
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013 there were 52,306,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to June 30, 2013

Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2013 and  June 30, 2012;

and for the period from January 23, 2007 (Inception) through June 30, 2013

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2013 and June 30, 2012; and for the period from January 23, 2007 (Inception)

to June 30, 2013

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

ASSETS	June 30,
	2013 (unaudited)	December 31, 2012
CURRENT
Cash and cash equivalents	$ 299,018	$ 517,831
Prepaid expenses	1,048	6,048
TOTAL CURRENT ASSETS	300,066	523,879
PROPERTY, PLANT AND EQUIPMENT
Office equipment	8,297	4,746
Accumulated depreciation	(2,007)	(843)
NET PROPERTY, PLANT AND EQUIPMENT	6,290	3,903
OTHER ASSETS
Deposits	51,048	51,048
TOTAL OTHER ASSETS	51,048	51,048

TOTAL ASSETS	$ 357,404	$ 578,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable	$ 389,220	$ 160,050
Payroll taxes payable	42	84
TOTAL CURRENT LIABILITIES	389,262	160,134
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 52,006,286 and 50,948,286 shares issued and outstanding at June 30, 2013 and December 31, 2012	52,006	50,949
Additional paid in capital	6,085,015	5,113,703
Deficit accumulated during the development stage	(6,168,879)	(4,745,956)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(31,858)	418,696
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 357,404	$ 578,830

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Six Months Ended June 30, 2013 and June 30, 2012; and for the Period from January 23, 2007 (Inception) to June 30, 2013

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from January 23, 2007 (Inception) to June 30, 2013
REVENUES	$ NIL	$ NIL	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-			45,533
Research and development	553,760	61,915	882,134	154,585	4,019,727
Selling, general and administrative	314,797	106,239	540,044	179,953	2,105,732
Depreciation expense	581	69	1,164	138	2,523
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(869,138)	(168,223)	(1,423,342)	(334,676)	(6,173,515)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	184	5	419	12	4,636
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(868,954)	(168,218)	(1,422,923)	(334,664)	(6,168,879)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (868,954)	$ (168,218)	$ (1,422,923)	$ (334,664)	$ (6,168,879)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.00)	(0.03)	(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	51,725,705	49,252,658	51,522,640	49,190,690

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2013 and June 30, 2012; and for the Period from January 23, 2007 (Inception) to June 30, 2013

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from January 23, 2007 (Inception) to June 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (1,422,923)	$ (334,664)	$ (6,168,879)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	1,164	139	2,523
Issuance of common stock and options for services	20,169	-	98,918

CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	5,000	-	(1,048)
Deposits	-	-	(51,048)
Accounts payable	123,370	96,872	133,420
Accrued salaries	-	-	-
Payroll taxes payable	(42)	42	42
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(1,273,262)	(237,611)	(5,886,267)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	(3,551)	-	(9,540)
NET CASH USED BY INVESTING ACTIVITIES	(3,551)	-	(8,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,058,000	200,000	6,044,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,058,000	200,000	6,194,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(218,813)	(37,611)	299,018
CASH, BEGINNING OF PERIOD	517,831	98,221	-
CASH, END OF PERIOD	$ 299,018	$ 60,610	$ 299,018

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ -	$ 21,430
ACCRUAL OF STOCK ISSUANCE COST	$ 105,800	$ -	$ 255,800

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 26, 2013.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2013.

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

June 30, 2013

3.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the transactions of the Company and its subsidiary.

All inter-company accounts and transactions have been eliminated in consolidation.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in FASC 915-10-05, “Development Stage Entity”.   The Company is devoting substantially all of its efforts to the execution of its business plan.

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

The Company had the following potential common stock equivalents at June 30, 2013:

Common stock warrants

2,558,000

Common stock options

     95,000

Total common stock equivalents

2,653,000

Since the Company reflected a net loss as of June 30, 2013 and December 31, 2012, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

The following table sets forth the computation of earnings per share:

        June 30, 2013              June 30, 2012

Net income (loss)                                                     $  (1,422,923)           $        (334,664)

Weighted average common shares outstanding          51,522,640                   49,190,690

Net (loss) per share                                                    $       (0.03)              $            (0.01)

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	June 30, 2013	December 31, 2012
Computer equipment Office furniture	5 years 7 years	$ 4 ,933 3 ,364	$ 1,382 3,364

Less accumulated depreciation		(2,007)	(843)

Net property and equipment		$ 6,290	$ 3,903

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to June 30, 2013, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $299,018 at June 30, 2013.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of June 30, 2013 and December 31, 2012, the Company had $-0- and $267,831, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

4.

SHARE CAPITAL

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

Effective April 22, 2013, 100,000 shares were issued in a private placement for the receipt of $100,000.

Effective June 4, 2013, 308,000 shares were issued in a private placement for the receipt of $308,000.

5.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2013, the Company has a negative working capital balance of $89,196 and an accumulated deficit of $6,168,879.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

June 30, 2013

6.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2011-09 through ASU No. 2013-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through June 30, 2013, of approximately $6,090,131, will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $2,590,932 related to net operating loss carry-forwards, and $33,736 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the six months ended June 30, 2013 and 2012, the allowance increased by approximately $609,580 and $143,370, respectively.

The Company has no tax positions at June 30, 2013, or December 31, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

June 30, 2013

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

Effective March 5 2013, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective April 22 2013, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective June 4, 2013, 308,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

The Company valued all warrants utilizing a Black-Scholes option pricing model and the fair value was recorded in additional paid-in capital.

Warrants outstanding and exercisable at June 30, 2013 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	1,500,000	0.50 years	$1.50	1,500,000	$1.50
$1.50	500,000	0.61 years	$1.50	500,000	$1.50
$1.50	150,000	0.68 years	$1.50	150,000	$1.50
$1.50	100,000	0.81 years	$1.50	100,000	$1.50
$1.50	308,000	0.93 years	$1.50	308,000	$1.50

Effective November 2, 2010 the Board of Directors of the Company granted 50,000 non-statutory stock options to a former consultant at an exercise price of $.001 per share with the vesting date of November 2, 2013 and an expiration date of November 2, 2016.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

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

Effective February 1, 2013 the Board of Directors of the Company granted 35,000 non-statutory stock options to consultants at an exercise price of $1.00 per share with the expiration date of February 1, 2016.

Effective March 1, 2013 the Board of Directors of the Company granted 10,000 non-statutory stock options to a consultant at an exercise price of $1.00 per share with the expiration date of March 1, 2016.

Options outstanding and exercisable at June 30, 2013 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	3.23 years	$0.001	-	$-
$1.000	35,000	4.59 years	$1.000	35,000	$-
$1.000	10,000	4.67 years	$1.000	10,000	$-

11.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2013 up through the date these consolidated financial statements were issued.

On July 16, 2013, the Company issued 300,000 shares in a private placement for the receipt of $300,000

Effective July 16, 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

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

The Company is focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, allowing for the current interventional, image guided techniques to resolve potentially significant and unaddressed health issues.  The ArtVentive EOS™ Peripheral device was developed by the Company to target the arterial and venous embolization peripheral vasculature markets.  The Company is currently expanding its EOS development to encompass several additional major clinical areas, including, but not limited to neurological vascular disorders, interventional cardiology and women's health procedures.

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

The Company completed a comprehensive ISO Certification audit performed by BSI Product Services.  BSI is an international ISO 9000/ISO Registrar and CE Mark Notified Body required for the European Regulatory approval and subsequent CE Mark certification.  The audit confirmed that the Company’s Document and Quality control systems were up to ISO standards and in compliance with an international requirements for the maintaining quality of the products without non-conformities.  The audit resulted in BSI’s recommendation for the issuance of the ISO Certificate which was received by the Company on March 11, 2013

The Company received its CE Mark certification for the ArtVentive EOS™ Peripheral device on May 30, 2013 and will begin implementing the planned commercialization, marketing, and distribution for the EOS™ Peripheral device throughout Europe, simultaneous to making its FDA application.  The Company will also begin post market clinical trials in Germany, Switzerland and Austria.  Management is currently working to formalize all preparations for the immediate execution of such trials.

The Company filed additional patent applications expanding its patent reach of the ArtVenitve EOS™ device to eleven patents.

In addition, the Company executed distribution agreements in the Netherlands and Italy.  The Company currently has agreements encompassing five European countries.  Management is also in the process of executing similar distribution agreements for several other European countries during the third quarter of 2013.

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

Results of Operations

During the second quarter of 2013, Management amended Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOS Peripheral device.  The Company continued its focus on the European CE Mark application for the EOS device and raising additional financing for the next phase of its planned business development, including reimbursement, sales, distribution, upcoming clinical studies and commercialization of the device.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.  Since inception the Company’s main source of cash has been the sale of its equity securities.

As of June 30, 2013, cash and total assets were $299,018 and $357,404 respectively, and the Company’s total liabilities were $389,262 as compared to cash and total assets of $517,831 and $578,830 respectively, and the Company’s total liabilities of $160,134 as of December 31, 2012. The Company is focused on raising additional funds through private or public placement offerings.  (See 4 of the Notes to Financial Statements included herewith.)

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the second quarter ended June 30, 2013.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

August 5, 2013

/s/ H. James Graham

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakove

Dr. Leon Rudakov

President