Form 10-Q
period 2013-09-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2013-11-14
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013 there were 53,706,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to September 30, 2013

Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine month periods ended September 30, 2013 and  September 30, 2012;

and for the period from January 23, 2007 (Inception) through September 30, 2013

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2013 and September 30, 2012; and for the period from January 23, 2007 (Inception)

to September 30, 2013

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

ASSETS	September 30,
	2013 (unaudited)	December 31, 2012
CURRENT
Cash and cash equivalents	$ 530,221	$ 517,831
Prepaid expenses	1,048	6,048
TOTAL CURRENT ASSETS	531,269	523,879
PROPERTY, PLANT AND EQUIPMENT
Office equipment	8,297	4,746
Accumulated depreciation	(2,590)	(843)
NET PROPERTY, PLANT AND EQUIPMENT	5,707	3,903
OTHER ASSETS
Deposits	51,048	51,048
TOTAL OTHER ASSETS	51,048	51,048

TOTAL ASSETS	$ 588,024	$ 578,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITES
Accounts payable	$ 548,975	$ 160,050
Payroll taxes payable	42	84
TOTAL CURRENT LIABILITIES	549,017	160,134
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 53,006,286 and 50,948,286 shares issued and outstanding at September 30, 2013 and December 31, 2012	53,006	50,949
Additional paid in capital	6,984,015	5,113,703
Deficit accumulated during the development stage	(6,998,014)	(4,745,956)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	39,007	418,696
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 588,024	$ 578,830

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Nine Months Ended September 30, 2013 and September 30, 2012; and for the Period from January 23, 2007 (Inception) to September 30, 2013

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from January 23, 2007 (Inception) to September 30, 2013
REVENUES	$ NIL	$ NIL	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-			45,533
Research and development	434,955	60,935	1,317,089	215,520	4,454,682
Selling, general and administrative	393,679	118,342	933,723	298,295	2,499,411
Depreciation expense	583	69	1,747	207	3,106
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(829,217)	(179,346)	(2,252,559)	(514,022)	(7,002,732)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	82	4	501	16	4,718
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(829,135)	(179,342)	(2,252,058)	(514,006)	(6,998,014)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (829,135)	$ (179,342)	$ (2,252,058)	$ (514,006)	$ (6,998,014)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.02)	$ (0.00)	$ (0.04)	$ 0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	52,234,857	49,542,036	51,706,494	49,351,206

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2013 and September 30, 2012; and for the Period from January 23, 2007 (Inception) to September 30, 2013

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from January 23, 2007 (Inception) to September 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (2,252,058)	$ (514,006)	$ (6,998,014)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	1,747	208	3,106
Issuance of common stock and options for services	20,169	-	98,918

CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	5,000	-	(1,048)
Deposits	-	-	(51,048)
Accounts payable	183,125	(192,242)	193,175
Payroll taxes payable	(42)	42	42
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(2,042,059)	705,998)	(6,655,064)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	(3,551)	-	(9,540)
NET CASH USED BY INVESTING ACTIVITIES	(3,551)	-	(8,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	2,058,000	700,000	7,044,080
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,058,000	700,000	7,194,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,390	(5,998)	530,221
CASH, BEGINNING OF PERIOD	517,831	98,221	-
CASH, END OF PERIOD	$ 530,221	$ 92,223	$ 530,221

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
SHARES ISSUED FOR NET ASSETS OF ARTVENTIVE	$ -	$ -	$ 21,430
ACCRUAL OF STOCK ISSUANCE COST	$ 205,800	$ -	$ 355,800

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 26, 2013.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2013.

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

To date, the Company’s activities have been limited to the development of the EOS, intellectual property, animal studies, human studies,  patent filings, and developing a regulatory strategy for initial clinical indications pertinent to European and FDA submissions and approvals, corporate operations and the raising of equity capital. The Company conducted the required human clinical studies during 2011 achieving 100% clinical and procedural success, validating the safety and efficiency of the ArtVentive EOSTM device.  The Company received its CE Mark certification for the ArtVentive EOS™ Peripheral device on May 30, 2013.

On August 3, 2011, the Company incorporated ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

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

The Company had the following potential common stock equivalents at September 30, 2013:

Common stock warrants

3,058,000

Common stock options

     95,000

Total common stock equivalents

3,153,000

Since the Company reflected a net loss as of September 30, 2013 and December 31, 2012, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

The following table sets forth the computation of earnings per share:

        September 30, 2013    September 30, 2012

Net income (loss)                                                     $  (2,252,058)           $        (514,006)

Weighted average common shares outstanding          51,706,494                   49,351,206

Net (loss) per share                                                    $       (0.04)              $            (0.01)

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	September 30, 2013	December 31, 2012
Computer equipment Office furniture	5 years 7 years	$ 4 ,933 3 ,364	$ 1,382 3,364

Less accumulated depreciation		(2,590)	(843)

Net property and equipment		$ 5,707	$ 3,903

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to September 30, 2013, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $530,221 at September 30, 2013.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of September 30, 2013 and December 31, 2012, the Company had $302,971 and $267,831, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

4.

SHARE CAPITAL

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

Effective June 2, 2011, and December 30, 2011, the Board of Directors of the Company authorized issuance of 3,888 and 13,611 shares to the former consultants at a deemed value per share of $.90.

Effective June 26, 2012, 200,000 shares were issued in a private placement for the receipt of $200,000.

Effective July 5, 2012, the Company’s subscription agreement was amended to include finder’s fee of 10% of the amount raised in the future in the form of shares of restricted common stock.

Effective September 12, 2012, 500,000 shares were issued in a private placement for the receipt of $500,000.

On October 3, 2012, October 12, 2012, November 5, 2012, and December 12, 2012, 250,000 shares each were issued in a private placement for the total receipt of $1,000,000.

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

Effective July 16, 2013, 300,000 shares were issued in a private placement for the receipt of $300,000.

Effective August 30, 2013, 200,000 shares were issued in a private placement for the receipt of $200,000.

Effective September 11, 2013, 200,000 shares were issued in a private placement for the receipt of $200,000.

Effective September 22, 2013, 300,000 shares were issued in a private placement for the receipt of $300,000.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

5.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2013, the Company has a negative working capital balance of $17,748 and an accumulated deficit of $6,998,014.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through September 30, 2013, of approximately $6,898,349, will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $2,937,173 related to net operating loss carry-forwards, and $42,376 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the nine months ended September 30, 2013 and 2012, the allowance increased by approximately $955,821 and $11,664, respectively.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

The Company has no tax positions at September, 2013, or December 31, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The statute of limitation is three years for Federal tax returns and four years for California state returns.

8.

CONTRACTUAL OBLIGATIONS

Effective March 1, 2010, the Company entered into Management Agreements with Dr. Leon Rudakov and H. James Graham.

Under the terms of the Employment Agreement with its then Chief Executive Officer (CEO) and Chief Technology Officer (CTO), Dr. Rudakov was compensated with an annual salary of $120,000, plus benefits. As of February 1, 2011, the base salary was amended to $170,000 per annum to reflect his current positions as the President and CTO.  The agreement includes other employment benefits. Effective June 1, 2013, the agreement was amended to reflect a term to December 31, 2018, with an annual salary of $250,000 per annum.

Under the terms of a consulting Agreement, effective March 1, 2010, Mr. Jim Graham was compensated with annual base fee of $100,000 per annum, plus benefits.   As of February 1, 2011, the agreement was amended to reflect Mr. Graham’s current positions of Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors to reflect a base annual fee of $180,000 per annum. Effective June 1, 2013, the agreement was amended to reflect a term to December 31, 2018, with an annual fee of $260,000 per annum.

Effective September 2013, the Company (“Supplier”) executed revised Amended and Restated Distribution Agreements (the “Agreements”) with its current European Distributors (“Distributors”) in the Netherlands, Germany, Austria, Switzerland and Italy.  The Agreements grant the Distributor the exclusive right to offer for sale and sell the EOS Systems in the respective territories covered by each of the Agreement.  There is a minimum purchase of products included in each of the Agreements. The new Agreements incorporate a quality agreement provision as a part of the original Distribution Agreement.

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

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

10.

WARRANTS AND OPTIONS

Effective February 7, 2013, 500,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective March 5 2013, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective April 22 2013, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective June 4, 2013, 308,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective July 16 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective August 30 2013, 200,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 11, 2013, 200,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 12, 2013, 500,000 warrants with a weighted average exercise price of $1.50 expired.

Effective September 22, 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

The Company valued all warrants utilizing a Black-Scholes option pricing model and the fair value was recorded in additional paid-in capital.

Warrants have been accounted for as equity in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”

Warrants outstanding and exercisable at September 30, 2013 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	1,000,000	0.08 years	$1.50	1,000,000	$1.50
$1.50	500,000	0.36 years	$1.50	500,000	$1.50
$1.50	150,000	0.43 years	$1.50	150,000	$1.50
$1.50	100,000	0.56 years	$1.50	100,000	$1.50
$1.50	308,000	0.68 years	$1.50	308,000	$1.50
$1.50	300,000	0.79 years	$1.50	300,000	$1.50
$1.50	200,000	0.92 years	$1.50	200,000	$1.50
$1.50	200,000	0.95 years	$1.50	200,000	$1.50
$1.50	300,000	0.98 years	$1.50	300,000	$1.50

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

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

Effective February 1, 2013 the Board of Directors of the Company granted 35,000 non-statutory stock options to consultants at an exercise price of $1.00 per share with the expiration date of February 1, 2018.

Effective March 1, 2013 the Board of Directors of the Company granted 10,000 non-statutory stock options to a consultant at an exercise price of $1.00 per share with the expiration date of March 1, 2018.

Options outstanding and exercisable at September 30, 2013 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	3.09 years	$0.001	-	$-
$1.000	35,000	4.34 years	$1.000	35,000	$-
$1.000	10,000	4.41 years	$1.000	10,000	$-

11.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2013 up through the date these consolidated financial statements were issued.

On October 3, 2013, the Company issued 300,000 shares in a private placement for the receipt of $300,000.

Effective October 3, 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

On October 24, 2013, the Company issued 400,000 shares in a private placement for the receipt of $400,000.

Effective October 24, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ArtVentive Medical Group, Inc. ( the “Company”), is a Nevada Corporation traded on the OTCQB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation and subsequently, on January 26, 2010, the Company changed its name to ArtVentive Medical Group, Inc. On January 9, 2010, the Company completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company.

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

The Company entered into an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has played an integral role in building the complex infrastructure and support necessary for outlining the regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray, Inc. is providing.  Their responsibility also extends to encompass communication with the FDA and the European Notified Body (FDA counterpart).

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

Following the successful completion of the ArtVentive Medical Group Inc. “Concept Design Phase” of the Endoluminal Occlusion System (EOS) in January 2011, the Company moved forward in executing the second Phase of its planned ArtVentive EOS™ development, “the Regulatory Phase.”  This Phase required capital increases in research and development, prototyping, testing and documentation for meeting quality standards including, but not limited to regulatory submissions in preparation for the Company’s projected timeline for commercialization in Europe.  This Regulatory Phase was critical to the EOS device submission for European Regulatory approval (CE Mark) and subsequent commercialization.  During this Phase of development, the Company manufactured in excess of seven hundred and fifty devices required to meet international standards and guidelines, bench testing, regulatory animal studies, clinical (First in Man) studies, and all other aspects necessary to confirm the device’s safety and high standard of production quality.

Following the conclusion of the Company’s successful animal studies, the management carried out its First in Man clinical study in Paraguay during June and July, 2011 using the ArtVentive EOS peripheral device.  The study achieved 100% clinical and procedural success.

The Company completed a comprehensive ISO Certification audit performed by BSI Product Services.  BSI is an international ISO 9000/ISO Registrar and CE Mark Notified Body required for the European Regulatory approval and subsequent CE Mark certification.  The audit confirmed that the Company’s Document and Quality control systems were up to ISO standards and in compliance with international requirements for maintaining the quality of the products without non-conformities.  The audit resulted in BSI’s recommendation for the issuance of the ISO Certificate which was received by the Company on March 11, 2013

The Company received its CE Mark certification for the ArtVentive EOS™ Peripheral device on May 30, 2013, and is implementing the planned commercialization, marketing, and distribution for the EOS™ Peripheral device throughout Europe, simultaneous to making its FDA application.  The Company will also begin post market clinical trials in Germany, Switzerland and Austria.  Management is currently working to formalize all preparations for the immediate execution of such trials.

The Company filed additional patent applications expanding its patent reach of the ArtVentive EOS™ device to fifteen patents.

The Company currently has agreements encompassing five European countries.  Management is  in the process of executing similar distribution agreements for several other European countries in addition to Australia and New Zealand during the fourth quarter of 2013.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management is finalizing preparations for post market surveillance Clinical Studies in five European countries beginning in January 2014.  In addition, the Company plans to expand its Clinical Trials to include New Zealand and Australia.

Management first debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany in 2011, and again in Lisbon, Portugal in 2012. Management also showcased the ArtVentive EOS™ through its distribution partners, when it attended the 17th European Vascular Conference in Maastricht, the Netherlands during March 2013.   The Company continues its directive in expanding its reach as it prepares to launch into the USA and global markets following regulatory approval.

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

As of September 30, 2013, cash and total assets were $530,221 and $588,024 respectively, and the Company’s total liabilities were $549,017 as compared to cash and total assets of $517,831 and $578,830 respectively, and the Company’s total liabilities of $160,134 as of December 31, 2012. The Company is focused on raising additional funds through private or public placement offerings.  (See 4 of the Notes to Financial Statements included herewith.)

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the third quarter ended September 30, 2013.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

November 12, 2013

/s/ H. James Graham

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakov

Dr. Leon Rudakov

President