Form 10-K
period 2013-12-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2014-03-28
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter) as of June 30, 2013, is $52,006,286.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 12, 2014, there were 56,406,286 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Contents

ITEM 1.  DESCRIPTION OF BUSINESS

4

ITEM 1A

 RISK FACTORS

8

ITEM 1B

UNRESOLVED STAFF COMMENTS.

8

ITEM 2

PROPERTIES

8

ITEM 3

LEGAL PROCEEDINGS.

8

ITEM 4

MINE SAFETY DISCLOSURES

8

PART II

9

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  9

ITEM 6

SELECTED FINANCIAL DATA

9

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  32

ITEM 9B.  OTHER INFORMATION.

34

PART II

34

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

34

ITEM 11

EXECUTIVE COMPENSATION

38

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

39

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  40

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

41

PART IV

42

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

42

SIGNATURES

43

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

All references depicted in this Form 10-K to the “Company,” “ArtVentive,” “we,” “us” or “our” are to ArtVentive Medical Group, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

General Information

ArtVentive Medical Group, Inc. (the “Company”) was incorporated on January 23, 2007, in the State of Nevada, as Big Bear Resources, Inc.   The Company changed its name to Uranium Plus Resources Inc. on March 21, 2008, and, following the acquisition of the assets of ArtVentive, Inc., a California company, the Company changed its name to ArtVentive Medical Group, Inc. on January 26, 2010. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

ArtVentive Medical Group, Inc. (“AVTD” or the “Company”), is a Nevada Corporation listed on the OTC-BB (symbol AVTD).

The Company is a medical device corporation, focused on developing, manufacturing and marketing a family of Endoluminal Occlusion Devices (EOS™).  Through its proprietary technology, the Company has developed minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to potentially resolve significant and unaddressed health issues. The ArtVentive EOS™ Peripheral Vascular device was developed and manufactured by the Company.  The EOS™ device also serves as a proprietary technology platform for several major clinical areas including women's health, peripheral and neurological vascular disorders, and interventional cardiology procedures.

The Company contracted, and expects to continue contracting with specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international launch, market development, commercialization and manufacturing of the Company’s products during 2013.  In this regard, the Company entered into an agreement with the Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

The Company also entered into an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has assisted in building the complex infrastructure and support necessary for outlining regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray is providing.  Their responsibility also extends to encompass communication with the FDA and the European Notified Body (FDA counterpart).

The Company continued to prepare the foundation to launch into the European markets during 2013. The Company executed an agreement on August 23, 2010, with the firm of BSI Product Services Healthcare, headquartered in the UK.  BSI is one of the leading international ISO 9000 ISO 13485 Registrars and CE Marking Notified Bodies.  BSI is internationally recognized for their conformity assessments, which support manufacturers’ objectives of achieving timely and predictable market access.

On October 10, 2012, the Company entered into an Agreement with the European Reimbursement Group, AIM (Assessment in Medicine).  The Group assisted in implementing the Company’s strategic plan for the successful integration of a pricing strategy, payment structures and the development of relations with major European payment offices within the medical system of each country and region.

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

•

Canada Medical Devices Regulations (CMDR), SOR/98-282

•

ISO 13485:2003 Medical Devices – Quality Management Systems - Requirements Regulatory Purposes

The Document Control System and Design History Files for the EOS™ project are in a continuous process of updating.  The highly secured system utilizes Egnyte software and is hosted on the Northwest Clinical Research Group’s server.

The Company has developed a solid portfolio of patents globally and will continue to explore the development of patents in all markets as it continues to advance innovative technologies that enhance and impact medical outcomes.

The following outlines the current status of the Company’s worldwide patent portfolio to date:

1.

US Patent # 8,328,840. Issued 11-Dec-12

Methods and Apparatus for Rapid Endovascular Vessel Occlusion and Blood Flow Interruption.

2.

US Patent US2010/040491 29-Jun-10. Filed June 2010. Pending

Reducing Flow through a Tubular Structure.

3.

PCT/US Patent US2010/040491. Nat’l Phase

Reducing flow through a Tubular Structure.

4.

US Patent US 12/906,993 18-Oct-10. Pending

Expandable Device Delivery.

5.

 PCT/US2010/056077 9-Nov-10. Pending

Expandable Device Delivery

6.

US Patent 13/367,338 6-Feb-12. Pending

Reversible Tubal Contraception Device.

7.

 PCT 13/367,338 6-Feb-12

Reversible Tubal Contraception Device.

8.

US Patent 13/670,345 6-Nov-12. Pending

Methods and Apparatus for Rapid Endovascular Vessel Occlusion and Blood Flow Interruption.

9.

EU 10854208.5 23-Jan-2013. Pending

Reducing Flow through a Tubular Structure.

10.

 EU Expandable Device Delivery

Filed  April 2013.

11.

US Patent. 086538-0030 (13/828,974, filed on 3/14/2103)

Methods and Apparatus for Rapid Endovascular Vessel Occlusion and Blood Flow Interruption.

12.

US Patent 12/826,593 29-Jun-10.  Pending

Reducing Flow through a Tubular Structure.

13.

AU Patent 2013205292  05-Feb-13.  Pending

Reversible Tubal Contraceptive Device

14.

 US Patent 61/831,977  06-Jun-13.  Pending

Lumen Occlusion Device

15.

US Patent 61/836,061  17-Jun-13.  Pending

Lumen Occlusion Device

16.

 US Patent 61/761,195  05-Feb-13.  Pending

 Methods and Apparatus for Rapid Endovascular Vessel Occlusion and Blood Flow Interruption.

17.

 US Patent 14/044,794   02-Oct-13.  Pending

Lumen Occlusion Device (Manufacturing of the Occlusion Device)

18.

 US Patent  61/835,406  14-Jun-13.  Pending

Implantable Luminal Medical Devices and Methods Using the Same

19.

 US Patent 61/904,376  14-Nov-13.  Pending

Implantable Luminal Medical Devices and Methods Using the Same

20.

 US Patent 61/904,379  14-Nov-13.  Pending

Torque Resistant Implant Carrier Tip

21.

 US Patent 61/835,461  14-Jun-13.  Pending

Methods and Apparatuses for Regulating Blood Vessel Pressure

22.

 US Patent 14/101,171  09-Dec-13.  Pending

Catheter-Based Cancer Therapy

23.

 PCT Patent  PCT/US2013/076964  20-Dec-13.  Pending

Catheter-Assist Tumor Treatment

As stated, the Company filed an International patent application expanding the patent reach of its ArtVentive EOS™ device for contraception as it prepares the foundation for the launch of the Women’s Health division during 2014.  In addition, the Company received confirmation of its registration of the ArtVentive™ trademark for China.

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

The Company’s Regulatory, Clinical, Research, Development, and Scientific Advisory Board completed the documentation required to achieve the CE Mark for the EOS™ Peripheral device, which was received on May 30, 2013.  In addition, the Company submitted its application for FDA approval during the last quarter of 2013, and is prepared for certification during the early part of 2014.

During 2013, the Company executed Distribution Agreements in Europe including Germany, Austria, Switzerland, the Netherlands, Italy and Turkey, and plans to expand its distribution reach throughout Europe during 2014 to include Great Britain, Ireland, Sweden, Norway, Denmark, Finland, Spain, Poland, Portugal, Slovakia, the Czech Republic, France, Belgium and other targeted regions.

The Company expanded its Senior Management Team by adding a Senior Vice President of Business Development, Europe, and expects to fill other senior management positions and support staff roles internationally.

The Company has launched a Post Market Surveillance initiative throughout Europe, Australia and New Zealand.  Such studies are not mandatory, but initiated by the Company to support its global sales and marketing strategy. This clinical program is designed to collect supportive data to confirm the safety and performance of the ArtVentive Medical Group Endoluminal Occlusion System.  Currently, two specific studies are planned with sites in the EU and Australia-New Zealand (OCCLUDE I and II).  Additional post market studies will commence in the USA following FDA approval and commercialization.

The OCCLUDE I registry will be dedicated to venous indications with a planned 40 subjects to be enrolled with a maximum of 10 subjects per center. The OCCLUDE II registry will focus on arterial indications with up to 40 subjects enrolled in each study with a maximum of 10 subjects per center.

The Company also continues its corporate and international development, and will be required to raise further equity and/or debt capital to execute the business strategy of the Company.

Administration

The Company is currently managed by Dr. Leon Rudakov, PhD, President, CTO and a member of the Board of Directors, H. James Graham, CFO, CEO and Chairman of the Board and John Rappe, Senior Vice President of Global Marketing and North American Sales. involving such activities.

Employees

The Company has no employees, other than officers and John Rappe, as of the date of this report.

Research and Development Expenditures

The Company, since its inception, incurred $5.0 million of research and development expenditures in developing minimally invasive occlusion devices and procedures.

Subsidiaries

The Company currently has one wholly-owned subsidiary, ArtVentive Women’s Health Group, Inc. This subsidiary has been inactive other than patent filings and is slated to move forward later in 2014.

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

Not applicable.

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

Quarter Ended	High	Low
12/31/13	$0.91	$0.91
9/30/13	$0.91	$0.91
6/30/13	$0.91	$0.91
3/31/13	$0.91	$0.91
12/31/12	$1.00	$1.00
9/30/12	$1.00	$1.00
6/30/12	$1.00	$0.91
3/31/12	$0.91	$0.91
12/31/11	$0.91	$0.91
9/30/11	$0.91	$0.91
6/30/11	$0.91	$0.91
3/31/11	$0.91	$0.91

As of December 31, 2013, the Company had 18 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, the Company issued a total of 4,358,000 shares of its common stock raising a total of $4,358,000.  The Company sold these shares under an exemption available pursuant to Regulation D, Rule 506 of the Securities Act to accredited investors residing outside of the United States.

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

Following the successful completion of the ArtVentive Medical Group Inc. “Concept Design Phase” of the Endoluminal Occlusion System (EOS) in January 2011, the Company moved forward in executing the second Phase of its planned ArtVentive EOS™ development, “the Regulatory Phase.”   This Phase required significant capital increases in research and development, prototyping, testing and documentation for meeting quality standards including, but not limited to regulatory submissions in preparation for the Company’s projected timeline for commercialization in Europe. This Regulatory Phase was critical to the EOS device submission for European Regulatory approval (CE Mark), received May 30, 2013, and subsequent commercialization.  During this Phase of development, the Company manufactured in excess of seven hundred and fifty devices required to meet international standards and guidelines, bench testing, regulatory animal studies, clinical (First in Man) studies, and all other aspects necessary to confirm the device’s safety and high standard of production quality.

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

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany in 2011, again in Lisbon Portugal in 2012 and Barcelona, Spain in 2013.  In addition, management continued its directive in preparing a foundation from which to launch into the European markets by working with clinics, physicians, international distributors and other potential partners.

The Company’s Regulatory, Clinical, Research and Development, and Scientific Advisory Board assisted in completing all documentation required to achieve the CE Mark which was received in May 30, 2013.  The Regulatory team also assisted in preparing all document necessary for the FDA application, submitted during the last quarter of 2013.  The Company prepared its manufacturing base for commercialization within Europe and is laying the foundation for North America and its international launch following regulatory approval.

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

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.  Since inception the Company’s main source of cash has been the sale of its equity securities. As of December 31, 2013, cash was $1,626,521 compared to $517,831 as of December 31, 2012, and total assets were $1,727,647 compared to $578,830 as of December 31, 2012.  The Company’s total liabilities were $858,309, compared to $160,134 for the period ended December 31, 2012.  (See Note 6 of the Notes to Financial Statements included herewith.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Period from January 23,2007 (Inception) to December 31, 2013

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Statement 1

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and December 31, 2012;

and the period from inception (January 23, 2007) through December 31, 2013

Statement 2

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012;

and for the period from January 23, 2007 (Inception) to December 31, 2013

Statement 3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from

January 23, 2007 (Inception) to December 31, 2013

Statement 4

Notes to Consolidated Financial Statements

ANDERSON BRADSHAW
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
ArtVentive Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of ArtVentive Medical Group, Inc., (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2013 and 2012, and the period from January 23, 2007 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArtVentive Medical Group, Inc. as of December 31, 2013 and December 31, 2012, and the results of its consolidated operations and its cash flows for the years ended December 31, 2013 and 2012, and the period from January 23, 2007 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

s/Anderson Bradshaw PLLC
Salt Lake City, Utah
March 25, 2014

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

abcpas.net

4

Statement 1

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2013 and December 31, 2012

ASSETS	December 31	December 31
	2013	2012
CURRENT
Cash and cash equivalents	$1,626,521	$ 517,831
Prepaid expenses	9,098	6,048
Inventory	26,903	-
TOTAL CURRENT ASSETS	1,662,522	523,879

PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,380	4,746
Accumulated Depreciation	(2,303)	(843)
NET PROPERTY, PLANT AND EQUIPMENT	14,077	3,903
OTHER ASSETS
Deposits	51,048	51,048
TOTAL OTHER ASSETS	51,048	51,048

TOTAL ASSETS	$ 1,727,647	$ 578,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable	$ 272,509	$ 10,050
Accrued expenses	585,800	150,000
Payroll taxes payable	-	84
TOTAL CURRENT LIABILITIES	858,309	160,134
STOCKHOLDERS’ EQUITY
Common stock, par value $.001, 100,000,000 shares
authorized, 55,306,286 and 50,948,286 shares issued and outstanding at December 31, 2013 and December 31, 2012 respectively	55,306	50,949
Additional paid in capital	9,056,279	5,113,703
Deficit accumulated during the development stage	(8,242,247)	(4,745,956)
TOTAL STOCKHOLDERS’ EQUITY	869,338	418,696
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 1,727,647	$ 578,830

The accompanying notes are an integral part of these consolidated financial statements.

Statement 2

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2013 and December 31, 2012; and the Period from Inception (January 23, 2007) through December 31, 2013;

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from January 23, 2007 (Inception) to December 31, 2013
REVENUES	$ NIL	$ NIL	$ NIL
OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	2,046,796	398,201	5,016,640
Selling, general and administrative	1,448,821	459,695	3,182,258
Depreciation expense	1,460	337	2,819
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(3,497,077)	(858,233)	(8,247,250)
OTHER INCOME
Interest income	786	186	5,003
Income taxes	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(3,496,291)	(858,047)	(8,242,247)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (3,496,291)	$ (858,047)	$ (8,242,247)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.07)	(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	52,346,677	49,667,958

The accompanying notes are an integral part of these consolidated financial statements.

Statement 3

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and December 31, 2012; and for the Period from January 23, 2007 (Inception) to December 31, 2013

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from January 23, 2007 (Inception) to December 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (3,496,291)	$ (858,047)	$ (8,242,247)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses			60,805
Depreciation expense	1,460	337	2,819
Issuance of common stock and options for services	24,733	-	103,482
CHANGES IN OPERATING ASSETS AND LIABILITIES
Prepaid expenses	(3,050)	(5,000)	(9,098)
Inventory	(26,903)	-	(26,903)
Deposits	-	(50,000)	(51,048)
Accounts payable	262,459	(364,379)	272,509
Payroll taxes payable	(84)	63	-
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(3,237,676)	(1,277,026)	(7,850,681)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	(11,634)	(3,364)	(17,623)
NET CASH USED BY INVESTING ACTIVITIES	(11,634)	(3,364)	(16,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	4,358,000	1,700,000	9,344,080
Convertible note payable (see Note 5)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,922,200	1,700,000	9,494,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,108,690	419,610	1,626,521
CASH, BEGINNING OF PERIOD	517,831	98,221	-
CASH, END OF PERIOD	$ 1,626,521	$ 517,831	$ 1,626,521

NON-CASH INVESTING AND FINANCING ACTIVITIES

FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
ACCRUAL OF STOCK ISSUANCE COST	$ 435,800	$ 150,000	$ 585,800

The accompanying notes are an integral part of these consolidated financial statements.

Statement 4

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

From Inception, January 23, 2007, to December 31, 2013

	Common	Share	Additional Paid in	Deficit Accumulated	Accumulated Other Stockholders’	Total Equity
	Shares	Amount	For period	During Period	Income	(Deficit)
BALANCE, JANUARY 23, 2007	-	$ -	$ -	$ -	$ -	$ -
Common shares issued for cash, assets and expenses at $.001 per share	21,430,200	21,430	(5,350)	-	-	16,080
Capital contribution of Expenses			47,184	-	-	47,184
Loss during the period from Inception to
December 31, 2007			-	(91,391)	-	(91,391)
Foreign currency translation adjustments			-	-	455	455
BALANCE, DECEMBER 31, 2007	21,430,200	21,430	41,834	(91,391)	455	(27,672)
Capital Contribution of Expenses	-	-	47,639	-	-	47,639
Loss during the year (2008)	-	-	-	(84,877)	-	(84,877)
Foreign currency translation adjustments	-	-	-	-	(75)	(75)
BALANCE, DECEMBER 31, 2008	21,430,200	21,430	89,473	(176,268)	380	(64,985)
Foreign currency translation adjustments					(380)	(380)
Loss during year (2009)				(28,255)		(28,255)
BALANCE DECEMBER 31, 2009	21,430,200	21,430	89,473	(204,523)	-	(93,620)
Common shares issued for cash, assets and expenses at $.001 per share	21,430,200	21,430	(21,430)	-	-	-
Common shares issued in private placement	3,767,051	3,767	1,096,233			1,100,000

The accompanying notes are an integral part of these consolidated financial statements.

Common shares issued for services	20,000	20	17,980			18,000
Common shares issued on conversion of note payable	166,666	167	149,833			150,000
Stock options issued for services			45,000	-	-	45,000
Loss during year (2010)				(1,075,769)		(1,075,769)
BALANCE, DECEMBER 31, 2010	46,814,117	46,814	1,377,089	(1,280,292)	-	143,611
Common shares issued in private placement	2,416,670	2,417	2,172,583			2,175,000
Common shares issued for services	17,499	18	15,731			15,749
Loss during year (2011)				(2,607,617)		(2,607,617)
BALANCE, DECEMBER 31, 2011	49,248,286	49,249	3,565,403	(3,887,909)	-	(273,257)
Common shares issued in private placement	1,700,000	1,700	1,698,300			1,700,000
Common shares to be issued as finder’s fee			(150,000)			(150,000)

Loss during year (2012)				(858,047)		(858,047)
BALANCE, DECEMBER 31, 2012	50,948,286	$ 50,949	$ 5,113,703	$ (4,745,956)	$ -	$ 418,696
Common shares issued in private placement	4,358,000	4,357	4,353,643			4,358,000
Common shares to be issued as finder’s fee			(435,800)			(435,800)

Stock options issued for services			24,733			24,733
Loss during year (2013)				(3,496,291)		(3,496,291)
BALANCE, DECEMBER 31, 2013	55,306,286	$ 55,306	$ 9,056,279	$ (8,242,247)	$ -	$ 869,338

The accompanying notes are an integral part of these consolidated financial statements.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

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

For the Year Ended December 31, 2013

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

The Company had the following potential common stock equivalents at December 31, 2013:

Common stock warrants

4,358,000

Common stock options

   105,000

Total common stock equivalents

4,463,000

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

Since the Company reflected a net loss in 2013 and 2012, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

                                 December 31, 2013     December 31, 2012

Net income (loss)                                                     $ (3,496,291)             $       (858,047)

Weighted average common shares outstanding         52,346,677                   49,667,958

Net (loss) per share                                                    $       (0.07)                $          (0.02)

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	December 31, 2013	December 31, 2012
Computer equipment Office furniture	5 years 7 years	$ 11,634 4,746	$ 1,382 3,364

Less accumulated depreciation		(2,303)	(843)

Net property and equipment		$ 14,077	$ 3,903

INVENTORY

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of December 31, 2013 all inventory consisted of raw materials.

FOREIGN CURRENCY TRANSLATIONS

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

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

The Company recorded an unrealized foreign currency translation gain (loss), netting $0 for the period from January 23, 2007 (Inception) to December 31, 2013, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $1,626,521 as at December 31, 2013.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of December 31, 2013, the Company had $1,415,194 in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

For the Year Ended December 31, 2013

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

Effective October 3, 2013, 300,000 shares were issued in a private placement for the receipt of $300,000.

Effective October 21, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective November 7, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

Effective November 26, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective December 6, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective December 24, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2013, the Company has a working capital balance of $804,213 and an accumulated deficit of $8,242,247.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

8.

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Exploration and development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Tax operating loss carryforwards generated during the period from January 23, 2007 (date of inception) through December 31, 2013 of approximately $8,227,940 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $3,407,430 (2012 – $1,981,352) related to net operating loss carry-forwards and $69,065 related to stock-based compensation were offset by the valuation allowance in the same amount.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 23, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2013, 2011, 2010 and 2009 are open for examination under Federal Statute of Limitations and for the years ended December 31, 2012, 2011 and 2010 under the State of California Statute of Limitations.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

Components of income tax benefits are as follows:

Years Ended December 31,
	2013	2012
Current	$ -	$ -
Federal	-	-
State	-	-
Deferred	-	-
	$ -	$ -

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31
	2013	2012
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$ (1,188,739)	$ (291,736)
Change in valuation allowance	1,497,811	367,587
State taxes (net of federal benefit)	(309,072)	(75,851)
	$ -	$ -

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

10.

WARRANTS AND OPTIONS

During the fiscal year ended December 31, 2013, the Company has granted 1,500,000 warrants to purchase shares of Common Stock which all have a 1 year exercise term.  The Company valued these warrants utilizing a Black-Scholes option pricing model and the fair value was recorded in additional paid-in capital.

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable – December 31, 2011	-	$ -
Granted-2012	1,500,000	1.50
Exercised-2012	-	-
Forfeited-2012	-	-
Outstanding – December 31, 2012	1,500,000	$ 1.50
Exercisable – December 31, 2012	1,500,000	$ 1.50

	Warrants	Weighted Average Exercise Price
Granted-2013	4,358,000	$ 1.50
Exercised-2013	-	-
Forfeited-2013	(1,500,000)	$ 1.50
Outstanding – December 31, 2013	4,358,000	$ 1.50
Exercisable – December 31, 2013	4,358,000	$ 1.50

Warrants outstanding and exercisable at December 31, 2013 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	500,000	0.10 years	$1.50	500,000	$1.50
$1.50	150,000	0.18 years	$1.50	150,000	$1.50
$1.50	100,000	0.31 years	$1.50	100,000	$1.50
$1.50	308,000	0.42 years	$1.50	308,000	$1.50
$1.50	300,000	0.54 years	$1.50	300,000	$1.50
$1.50	200,000	0.66 years	$1.50	200,000	$1.50
$1.50	200,000	0.70 years	$1.50	200,000	$1.50
$1.50	300,000	0.73 years	$1.50	300,000	$1.50
$1.50	300,000	0.76 years	$1.50	300,000	$1.50
$1.50	400.000	0.81 years	$1.50	400,000	$1.50
1.50	400.000	0.85 years	$1.50	400,000	$1.50
$1.50	400.000	0.90 years	$1.50	400,000	$1.50
$1.50	400.000	0.93 years	$1.50	400,000	$1.50
$1.50	400.000	0.98 years	$1.50	400,000	$1.50

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

Effective November 2, 2010 the Board of Directors of the Company granted 50,000 non-statutory stock options to a former consultant at an exercise price of $.001 per share with the vesting date of November 2, 2013 and an expiration date of November 2, 2016.

Effective February 1, 2013 the Board of Directors of the Company granted 20,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of February 1, 2013 and an expiration date of February 1, 2018.

Effective February 1, 2013 the Board of Directors of the Company granted 5,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of February 1 2013 and an expiration date of February 1, 2018.

Effective February 1, 2013 the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of February 1 2013 and an expiration date of February 1, 2018.

Effective March 1, 2013 the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of March 1, 2013 and an expiration date of March 1, 2018.

Effective December 27, 2013 the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of December 27, 2013 and an expiration date of December 27, 2018.

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

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

Options outstanding and exercisable at December 31, 2013 are as follows:

	Options	Weighted Average Exercise Price
Exercisable – December 31, 2011	50,000	$ 0.001
Granted-2012	-	-
Exercised-2012	-	-
Forfeited-2012	-	-
Outstanding – December 31, 2012	50,000	$ 0.001
Exercisable – December 31, 2012	50,000	$ 0.001
	Options	Weighted Average Exercise Price
Granted-2013	55,000	$ 1.00
Exercised-2013	-	-
Forfeited-2013	-	$ -
Outstanding – December 31, 2013	105,000	$ 0.524
Exercisable – December 31, 2013	105,000	$ 0.524

Options outstanding and exercisable at December 31, 2013 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	2.84 years	$0.001	50,000	$0.001
$1.000	35,000	4.09 years	$1.000	35,000	$1.000
$1.000	10,000	4.16 years	$1.000	10,000	$1.000
$1.000	10,000	4.99 years	$1.000	10,000	$1.000

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2013

11.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013, up through the date these consolidated financial statements were issued.

Effective January 6, 2014, the Company issued 400,000 shares in a private placement for a receipt of $400,000.

 Effective February 7, 2014, the Company issued 400,000 shares in a private placement for a re     receipt of $400,000.

Effective March 6, 2014, the Company issued 300,000 shares in a private placement for a receipt of $300,000.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was not effective due to the small size of the Company and lack of segregation of duties.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”-1992) in Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

The following table sets forth certain information, as of December 31, 2013, with respect to the directors and executive officers.

Name	Positions Held	Age

H. James Graham	CEO, CFO, Chairman	63
Leon Rudakov	President, CTO, Director	60

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

H. James Graham has acted as President and CEO of a number of successful corporations including start-up companies. Since 2010, Mr. Graham has led corporations through the development of global business and marketing strategies in addition to drafting and negotiating international management and distribution agreements.  In 2000, Mr. Graham co-founded CyberBroadcastOne Inc., an interactive broadcast company based on the foundation of education, entertainment and commerce.  Mr. Graham served as the President and CEO through to 2006.

From 1993 to 2007, he served as a member of the Board of Directors of Kodiak Oil and Gas, an emerging oil and gas company with its head office in Denver, Colorado and operations throughout America.  The Company’s shares trade on the New York Stock Exchange under the symbol KOG.

In 1998, Mr. Graham co-founded Pyrotech International Ltd., Singapore, a corporation committed to the development of a revolutionary fire fighting gel recognized globally under the brand name of Barricade.  Mr. Graham served as CEO from 1998 to 2000.  Previously, Mr. Graham co-founded and was the President of Tri-Pacific Resources Corporation, a Hong Kong based technology corporation specializing in onboard power supply and energy management systems.

Mr. Graham served as President of Hunter Douglas Canada, Inc., a vertically integrated supplier of aluminum and home fashions products to the international market.  Hunter Douglas acquired the HJ Graham Company Ltd., which was previously founded and headed by Mr. Graham until the acquisition.  Mr. Graham also served on the Board of Directors of Bradbury International, Ltd., a diversified Canadian financial investment corporation, which traded on the Vancouver Stock Exchange.

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

In 2003 Dr. Rudakov joined Merlin Medical, a Singapore-based company, where he held the position of vice-president of Research and Development and chief technology officer. He was responsible for the company's business strategy, and directed its product development and regulatory pathway. Under his leadership the Company developed a new, unique intracranial device for the treatment of intracranial aneurysms with potential for the treatment of ischemic disease. He also established the Company’s  intellectual property and led the device development from the initial concept formulation to its production and the clinical studies in several European Union countries. Dr. Rudakov also developed the coronary stent "X'Calibur" and its delivery catheter through to its CE Mark approval and current market presence in Asia.

Dr. Rudakov also served as a Director of Engineering with the Silicon Valley corporation CardioVasc Inc., and led a cross functional group of engineers through the production of several coronary devices, from development to commercial implementation. Among these CardioVasc projects, Dr. Rudakov led the development of a new coronary stent and delivery system, which was subsequently sold to the Japanese corporation "Goodman Co". He also participated in the device regulatory process leading to its approval in Japan.

Additionally, Dr. Rudakov, managed development of a coated stent-graft, for the treatment of failing saphenous vein graft (SVG). This device has received CE Mark and is marketed and sold in the EU by the CardioVasc Corporation.

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

In 2009, Dr. Rudakov joined ArtVentive, Inc., of San Marcos, California, as Chief Executive Officer and Chief Technology Officer.

John Rappe

Mr. Rappe brings over twenty years of experience in marketing, sales management, sales training and business development in the medical device industry.  His background includes global responsibilities in marketing, working with distribution partners, direct sales, and management with small and large companies alike.

Mr. Rappe began his career with Dentsply International where he undertook sales and marketing roles of increasing responsibility over an eight-year period.  Following his tenure with Dentsply, he joined the Young Innovations Corporation, where he was responsible for the Company’s direct sales organization, and led Young Innovations sales to six consecutive years of record revenues.  During his time at Young Innovations, Mr. Rappe spearheaded a global branding initiative across two business units and was responsible for all aspects of sales.

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

Employment Agreement

On February 2, 2010, the Company entered into an Employment Agreement with its then Chief Executive Officer (CEO) and Chief Technology Officer (CTO), Dr. Leon Rudakov. Under the terms of the Employment Agreement, Dr. Rudakov was compensated with an annual salary of $120,000, plus benefits.  As of February 1, 2011, the base salary was amended to $170,000 per annum to reflect his current positions as the President and CTO.  The agreement includes other employment benefits.

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

Code of Ethics

The Company adopted a Code of Conduct and Ethics filed on September 13, 2013.

ITEM 11

EXECUTIVE COMPENSATION

The following summary compensation table indicates the compensation earned during the years ended December 31, 2013 and 2012 by each person who served as a principal executive officer or principal financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4)	Total
Leon Rudakov(1)	2013 2012	$216,667 $170,000	0 0	0 0	0 0	0 0	0 0	0 0	$216,667 $170,000
H. James Graham(2)	2013 2012	$226,667 $180,000	0 0	0 0	0 0	0 0	0 0	0 0	$216,667 $180,000

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

Stock Option Grants

As of the date of this Report, the Company has granted 105,000 stock options to consultants for services rendered.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 12, 2014, by:

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

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
MLPRP Enterprises, LLC 17624 15th Ave. SE Suite 112 Mill Creek, WA 98012	Common	3,583,718	6.4%
The Estate of Scott Houghton 1525 Yew Street Vancouver, BC V6J 3E5 Canada	Common	11,220,000	19.9%
Korina Houghton 401 – 958 W. 8th Ave. Vancouver, BC V5Z 1E5 Canada	Common	5,610,000	9.9%
Philippe Gailloud c/o Parsons/Burnett/Bjordahl/Hume, LLP 10900 NE 4th Street Suite 1850 Bellevue, WA 98004	Common	8,515,000	15.1%
Indian Creek International, SA c/o Parsons/Burnett/Bjordahl/Hume, LLP 10900 NE 4th Street, Suite 1850 Bellevue, WA 98004	Common	4,400,000	7.8%
Cede & Co. P.O. Box 222 Bowling Green Station New York, NY 10274	Common	3,578,200	6.3%

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
Oxley Associates Group, Inc. Salduba Building, Third Floor Urbanizcion Obarrio Panama City, Panama	Common	5,058,000	9.0%

Leon Rudakov, President, CTO, Director	Common	8,515,000	15.1%
H. James Graham, CFO, CEO, Chairman	Common	0	0%
All officers and directors as a group (2 persons)		8,515,000	15.1%

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

(2)

Percentage based upon 56,406,286 shares of common stock issued and outstanding as of March 12, 2014.

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by its principal accountant for services rendered during the fiscal year ended December 31, 2013 and 2012 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2013	Fiscal year ended December 31, 2012

Audit fees (1)	$23,000	$20,079
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$23,000	$20,079

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

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

3.3	Certificate of Amendment to Articles of Incorporation

3.3	Amendment to Bylaws(1)

14	Code of Ethics

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

32.1	Rule 1350 Certification of Principal Financial Officer

32.2	Rule 1350 Certification of Chief Executive Officer

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Schema Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document

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

March 26, 2014

/s/ Leon Rudakov

Dr. Leon Rudakov

President, CTO

/s/ H. James Graham

H. James Graham

CEO, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leon Rudakov

Date:  March 26, 2014

Dr. Leon Rudakov, Director

/s/ H. James Graham

Date:  March 26, 2014

H. James Graham, Chairman