Form 10-Q
period 2014-03-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2014-05-20
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 201431, 2014rch 31, 2014

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

As of March 31, 2014 there were 56,406,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to March 31, 2014

Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2014 and March 31, 2013;

and for the period from January 23, 2007 (Inception) through March 31, 2014

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2014 and March 31, 2013; and for the period from January 23, 2007 (Inception)

to March 31, 2014

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

ASSETS	March 31,
	2014 (unaudited)	December 31, 2013
CURRENT
Cash and cash equivalents	$ 1,087,618	$ 1,626,521
Accounts receivable	10,165	-
Prepaid expenses	1,048	9,098
Inventory	280,145	26,903
TOTAL CURRENT ASSETS	1,378,976	1,662,522
PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,380	16,380
Accumulated depreciation	(3,075)	(2,303)
NET PROPERTY, PLANT AND EQUIPMENT	13,305	14,077
OTHER ASSETS
Deposits	51,048	51,048
TOTAL OTHER ASSETS	51,048	51,048

TOTAL ASSETS	$ 1,443,329	$ 1,727,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES
Accounts payable	$ 144,684	$ 272,509
Accrued expenses	695,800	585,800
Notes payable-current portion	11,417	-
TOTAL CURRENT LIABILITIES	851,901	858,309

LONG-TERM LIABILITES
Notes payable	$ 500,000	$ -
Less current portion notes payable	(11,417)	-
TOTAL LONG-TERM LIABILITIES	488,583	-

TOTAL LIABILITIES	$ 1,340,484	$ 858,309

(See accompanying notes)

ArtVentive Medical Group, Inc. A Development Stage Company Consolidated Balance Sheets March 31, 2014 and December 31, 2013
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 56,406,286 and 55,306,286 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$ 56,406	$ 55,306
Additional paid in capital	10,045,178	9,056,279
Deficit accumulated during the development stage	(9,998,739)	(8,242,247)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	102,845	869,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,443,329	$ 1,727,647

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2014 and March 31, 2013; and for the Period from January 23, 2007 (Inception) to March 31, 2014

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from January 23, 2007 (Inception) to March 31, 2014
REVENUES	$ 10,165	$ NIL	$ 10,165
COST OF GOODS SOLD	10,165	-	10,165
GROSS PROFIT	-	-	-

OPERATING EXPENSES
Exploration costs	-	-	45,533
Research and development	289,522	328,374	5,306,162
Selling, general and administrative	1,466,676	225,247	4,648,934
Depreciation expense	771	583	3,590
TOTAL OPERATING EXPENSES	(1,756,969)	(554,204)	(10,004,219)
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(1,756,969)	(554,204)	(10,004,219)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	477	235	5,480
Income tax expense (benefit)	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(1,756,492)	(553,969)	(9,998,739)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (1,756,492)	$ (553,969)	$ (9,998,739)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.03)	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	56,022,953	51,222,598

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014 and March 31, 2013; and for the Period from January 23, 2007 (Inception) to March 31, 2014

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from January 23, 2007 (Inception) to March 31, 2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (1,756,492)	$ (553,969)	$ (9,998,739)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	20,169	60,805
Depreciation expense	771	583	3,590
Issuance of common stock and options for services	-	-	103,482

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(10,165)	-	(10,165)
Prepaid expenses	8,050	5,000	(1,048)
Inventory	(253,242)	-	(280,145)
Deposits	-	-	(51,048)
Accounts payable	(127,825)	138,296	144,684
Payroll taxes payable	-	392	-
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(2,138,903)	(389,529)	(9,989,584)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	(3,551)	(17,623)
NET CASH USED BY INVESTING ACTIVITIES	-	(3,551)	(16,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,100,000	650,000	10,444,080
Issuance of notes payable	500,000	-	500,000
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600,000	650,000	11,094,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(538,903)	256,920	1,087,618
CASH, BEGINNING OF PERIOD	1,626,521	517,831	-
CASH, END OF PERIOD	$ 1,087,618	$ 774,751	$ 1,087,618

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
ACCRUAL OF STOCK ISSUANCE COST	$ 110,000	$ 65,000	$ 695,800

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 26, 2014.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2014.

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

To date, the Company’s activities have been committed to the development of the EOS, intellectual property, animal studies, human studies, patent filings, and developing a regulatory strategy for initial clinical indications pertinent to European and FDA

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

submissions and approvals, corporate operations and the raising of equity capital. The Company conducted the required human clinical studies during 2011 achieving 100% clinical and procedural success, validating the safety and efficiency of the ArtVentive EOSTM device.  The Company received its CE Mark certification for the ArtVentive EOS™ Peripheral device on May 30, 2013.  In 2014 the Company began commercialization and commenced shipping to its European distributors and preparing the foundation for marketing and sales into the US markets following regulatory approval.

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

March 31, 2014

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

The Company had the following potential common stock equivalents at March 31, 2014:

Common stock warrants

4,808,000

Common stock options

   105,000

Total common stock equivalents

4,913,000

Since the Company reflected a net loss as of March 31, 2014 and December 31, 2013, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

                  March 31, 2014              March 31, 2013

Net income (loss)                                                     $  (1,756,492)           $        (553,969)

Weighted average common shares outstanding          56,022,953                   51,222,598

Net (loss) per share                                                  $       (0.03)               $            (0.01)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	March 31, 2014	December 31, 2013
Computer equipment Office furniture	5 years 7 years	$ 11,634 4,746	$ 11,634 4,746

Less accumulated depreciation		(3,075)	(2,303)

Net property and equipment		$ 13,305	$ 14,077

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to March 31, 2014, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $1,087,618 at March 31, 2014.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of March 31, 2014 and December 31, 2013, the Company had $862,638 and $1,415,194, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

4.

LONG-TERM DEBT

The details concerning long-term debt for the three months ended March 31, 2014, and the year ended December 31, 2013, follow:

	March 31, 2014	December 31, 2013
Note payable to private party, with interest at 3.0%, with interest only payments due December 31, 2014 and June 30, 2015, with the balance, interest and principal, due December 31, 2015	$ 250,000	$ -
Note payable to private party, with interest at 3.0%, with interest only payments due December 31, 2014 and June 30, 2015, with the balance, interest and principal, due December 31, 2015	250,000	-
Total	500,000	-
Less current maturities of long-term debt	(11,417)	-
Noncurrent maturities of long-term debt	$ 488,583	$ -

The Principal Maturities of Notes Payable, by year, are as follows:

2013	$ -
2014	-
2015	$ 500,000
$ 500,000

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

March 31, 2014

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

Effective October 4, 2013, 300,000 shares were issued in a private placement for the receipt of $300,000.

Effective November 8, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective December 2, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective December 10, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Effective December 30, 2013, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective January 7, 2014, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective February 11, 2014, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective March 6, 2014, 300,000 shares were issued in a private placement for the receipt of $300,000.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2014, the Company has a working capital balance of $527,075 and an accumulated deficit of $9,998,739.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates (“ASU”) ASU No. 2014-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through March 31, 2014, of approximately $9,895,257, will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $4,159,911 related to net operating loss carry-forwards, and $44,332 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the three months ended March 31, 2014 and 2013, the allowance increased by approximately $752,481 and $235,537, respectively.

The Company has no tax positions at March 31, 2014, or December 31, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

March 31, 2014

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

Effective September 2013, the Company (“Supplier”) executed revised Amended and Restated Distribution Agreements (the “Agreements”) with its current European Distributors (“Distributors”) in the Netherlands, Germany, Austria, Switzerland and Italy.  The Agreements grant the Distributor the exclusive right to offer for sale and sell the EOS Systems in the respective territories covered by each of the Agreement.  There is a minimum purchase of products included in each of the Agreements. The new Agreements incorporate a quality agreement provision as apart of the original Distribution Agreement.

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

11.

WARRANTS AND OPTIONS

During the fiscal year ended December 31, 2013, the Company has granted 4,358,000 warrants to purchase shares of Common Stock which all have a 1 year exercise term, of which 3,708,000 remain outstanding at March 31, 2014.  During the quarter ended March 31, 2014, 1,100,000 warrants were issued.  The issuance of outstanding warrants is detailed below.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Effective April 22 2013, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective June 4, 2013, 308,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective July 16 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective August 30 2013, 200,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 11, 2013, 200,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 22, 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective October 4 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective October 25, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective November 8, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 2, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 10, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 30, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Effective January 7, 2014, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective February 11, 2014, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective March 6, 2014, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

The Company valued all warrants utilizing a Black-Scholes option-pricing model and the fair value was recorded in additional paid-in capital.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable – December 31, 2012	1,500,000	$ 1.50
Granted-2013	4,358,000	$ 1.50
Exercised-2013	-	-
Forfeited-2013	(1,500,000)	$ 1.50
Outstanding – December 31, 2013	4,358,000	$ 1.50
Exercisable – December 31, 2013	4,358,000	$ 1.50

	Warrants	Weighted Average Exercise Price
Granted-2014 (at March 31, 2014)	1,100,000	$ 1.50
Exercised-2014 (at March 31, 2014)	-	-
Forfeited-2014 (at March 31, 2014)	(650,000)	$ 1.50
Outstanding – March 31, 2014	4,808,000	$ 1.50
Exercisable – March 31, 2014	4,808,000	$ 1.50

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Warrants outstanding and exercisable at March 31, 2014 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	100,000	0.06 years	$1.50	100,000	$1.50
$1.50	308,000	0.18 years	$1.50	308,000	$1.50
$1.50	300,000	0.29 years	$1.50	300,000	$1.50
$1.50	200,000	0.42 years	$1.50	200,000	$1.50
$1.50	200,000	0.45 years	$1.50	200,000	$1.50
$1.50	300,000	0.48 years	$1.50	300,000	$1.50
$1.50	300,000	0.51 years	$1.50	300,000	$1.50
$1.50	400,000	0.56 years	$1.50	400,000	$1.50
$1.50	400,000	0.61 years	$1.50	400,000	$1.50
$1.50	400.000	0.66 years	$1.50	400,000	$1.50
$1.50	400.000	0.68 years	$1.50	400,000	$1.50
$1.50	400.000	0.73 years	$1.50	400,000	$1.50
$1.50	400.000	0.76 years	$1.50	400,000	$1.50
$1.50	400.000	0.85 years	$1.50	400,000	$1.50
$1.50	300.000	0.93 years	$1.50	300,000	$1.50

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

Options outstanding and exercisable at March 31, 2014 are as follows:

	Options	Weighted Average Exercise Price
Exercisable – December 31, 2012	50,000	$ 0.001
Granted-2013	55,000	$ 1.00
Exercised-2013	-	-
Forfeited-2013	-	-
Outstanding – December 31, 2013	105,000	$ 0.524
Exercisable – December 31, 2012	105,000	$ 0.524
	Options	Weighted Average Exercise Price
Granted-2014 (at March 31, 2014)	-	$ -
Exercised-2014 (at March 31, 2014)	-	-
Forfeited-2014 (at March 31, 2014)	-	$ -
Outstanding – March 31, 2014	105,000	$ 0.524
Exercisable – March 31, 2014	105,000	$ 0.524

Options outstanding and exercisable at March 31, 2014 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	1.59 years	$0.001	50,000	$0.001
$1.000	35,000	3.84 years	$1.000	35,000	$1.000
$1.000	10,000	3.92 years	$1.000	10,000	$1.000
$1.000	10,000	4.74 years	$1.000	10,000	$1.000

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

12.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2014, up through the date these consolidated financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ArtVentive Medical Group, Inc. (the “Company”), is a Nevada Corporation traded on the OTCQB (symbol AVTD).  On March 21, 2008, the Company changed its name from Big Bear Resources Inc. to Uranium Plus Resource Corporation and subsequently, on January 26, 2010, the Company changed its name to ArtVentive Medical Group, Inc. On January 9, 2010, the Company completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company.

The Company is focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, allowing for the current interventional, image guided techniques to resolve potentially significant and unaddressed health issues.  The ArtVentive EOS™ Peripheral device was developed by the Company to target the arterial and venous embolization peripheral vasculature markets.  The Company is currently expanding its EOS™ development to encompass several additional major clinical areas, including, but not limited to neurological vascular disorders, interventional cardiology, interventional oncology and women's health procedures.

The Company is expanding its product portfolio to include a proprietary Catheter-Assisted Endovascular Tumor Treatment (CAETT™) system to deliver drugs and agents for minimally invasive, controlled and localized treatment of tumors as the Company enters the interventional oncology arena.

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

The Company received its CE Mark certification for the ArtVentive EOS™ Peripheral device on May 30, 2013, and implemented the planned EOS™ peripheral device transfer from Research and Development to commercialization, marketing, and distribution throughout Europe, simultaneous to making its FDA application.

The Company filed additional patent applications expanding its patent reach of the ArtVentive EOS™ device to 25 patents or patent applications.

The Company launched a Post Market Human Surveillance initiative throughout Europe, Australia and New Zealand. This clinical program is designed to collect confirmatory data in support of the safety and performance of the ArtVentive Medical Group Endoluminal Occlusion System – EOS™.  Additional post market studies will commence in the US following FDA approval and commercialization.

The Company currently has agreements encompassing five European countries.  Management is  in the process of executing similar distribution agreements for several other European countries in addition to Australia and New Zealand during the second and third quarters of 2014.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management first debuted the ArtVentive EOS™ peripheral device at the Cardiovascular and Interventional Radiological Conference (CIRSE) in Munich, Germany in 2011, and again in Lisbon Portugal in 2012. Management also showcased the ArtVentive EOS™ through its distribution partners, when it attended the 17th European Vascular Conference in Maastricht, the Netherlands during March 2013, Charing Cross International Symposium (CX) in London during April 2014.    The Company continued its directive to expand its reach as it prepares to launch into the US and global markets following regulatory approval by participating in the US Society of Interventional Radiology (SIR) conference in San Diego, California in March 2014.

Limited Operating History

There is no historical financial information about the Company upon which to base an evaluation of its performance.  The Company is a development stage corporation and has not generated significant revenues from its business operations.  The Company cannot guarantee that it will be successful in its business operations.  The Company’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Liquidity and Capital Resources

As of the date of this report, the Company has generated revenues from its business operations.  However, since inception the Company’s main source of cash has been the sale of its equity securities.

As of March 31, 2014, cash and total assets were $1,087,618 and $1,443,329 respectively, and the Company’s total liabilities were $1,340,484 as compared to cash and total assets of

$1,626,521 and $1,727,647 respectively, and the Company’s total liabilities of $858,309 as of December 31, 2013. The Company is focused on raising additional funds through private or public placement offerings.  (See 5 of the Notes to Financial Statements included herewith.)

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the first quarter ended March 31, 2014.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ARTVENTIVE MEDICAL GROUP, INC.

May  19, 2014

/s/ H. James Graham

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakove

Dr. Leon Rudakov

President