Form 10-Q
period 2014-06-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2014-08-15
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 201431, 2014rch 31, 2014

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

As of July 30, 2014 there were 57,506,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to June 30, 2014

Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six-month periods ended June 30, 2014 and June 30, 2013;

and for the period from January 23, 2007 (Inception) through June 30, 2014

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2014 and June 30, 2013; and for the period from January 23, 2007 (Inception)

to June 30, 2014

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

ASSETS	June 30,
	2014 (unaudited)	December 31, 2013
CURRENT
Cash and cash equivalents	$ 623,257	$ 1,626,521
Accounts receivable	9,900	-
Prepaid expenses	1,048	9,098
Inventory	263,479	26,903
TOTAL CURRENT ASSETS	897,684	1,662,522
PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,380	16,380
Accumulated depreciation	(3,846)	(2,303)
NET PROPERTY, PLANT AND EQUIPMENT	12,534	14,077
OTHER ASSETS
Deposits	77,147	51,048
TOTAL OTHER ASSETS	77,147	51,048

TOTAL ASSETS	$ 987,365	$ 1,727,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES
Accounts payable	$ 144,689	$ 272,509
Accrued expenses	805,800	585,800
TOTAL CURRENT LIABILITIES	950,489	858,309

LONG-TERM LIABILITES
Notes payable	$ 500,000	$ -
TOTAL LONG-TERM LIABILITIES	500,000	-

TOTAL LIABILITIES	$ 1,450,489	$ 858,309

(See accompanying notes)

ArtVentive Medical Group, Inc. A Development Stage Company Consolidated Balance Sheets June 30, 2014 and December 31, 2013
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 57,506,286 and 55,306,286 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$ 57,506	$ 55,306
Additional paid in capital	11,034,079	9,056,279
Deficit accumulated during the development stage	(11,554,709)	(8,242,247)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(463,124)	869,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 987,365	$ 1,727,647

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Six Months Ended June 30, 2014 and June 30, 2013; and for the Period from January 23, 2007 (Inception) to June 30, 2014

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013	For the period from January 23, 2007 (Inception) to June 30, 2014
REVENUES	$ 25,470	$ NIL	$ 35,635	$ NIL	$ 35,635
COST OF GOODS SOLD	25,470	-	35,635	-	35,635
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES
Exploration costs	-	-	-	-	45,533
Research and development	1,369,916	553,760	1,659,438	882,134	6,676,078
Selling, general and administrative	185,423	314,797	1,652,099	540,044	4,834,357
Depreciation expense	772	581	1,543	1,164	4,362
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(1,556,111)	(869,138)	(3,313,080)	(1,423,342)	(11,560,330)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	141	184	618	419	5,621
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(1,555,970)	(868,954)	(3,312,462)	(1,422,923)	(11,554,709)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (1,555,970)	$ (868,954)	$ (3,312,462)	$ (1,422,923)	$ (11,554,709)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.03)	(0.02)	(0.06)	(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING	56,434,734	51,725,705	56,174,903	51,522,640

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2014 and June 30, 2013; and for the Period from January 23, 2007 (Inception) to June 30, 2014

	For the six months ended June 30, 2014	For the six months ended June 30, 2013	For the period from January 23, 2007 (Inception) to June 30, 2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (3,312,462)	$ (1,422,923)	$ (11,554,709)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	1,543	1,164	4,362
Issuance of common stock and options for services	-	20,169	103,482
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(9,900)	-	(9,900)
Prepaid expenses	8,050	5,000	(1,048)
Inventory	(236,576)	-	(263,479)
Deposits	(26,099)	-	(77,147)
Accounts payable	(127,820)	123,370	144,689
Payroll taxes payable	-	(42)	-
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(3,703,264)	(1,273,262)	(11,553,945)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	(3,551)	(17,623)
NET CASH USED BY INVESTING ACTIVITIES	-	(3,551)	(16,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	2,200,000	1,058,000	11,544,080
Issuance of notes payable	500,000	-	500,000
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,700,000	1,058,000	12,194,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,003,264)	(218,813)	623,257
CASH, BEGINNING OF PERIOD	1,626,521	517,831	-
CASH, END OF PERIOD	$ 623,257	$ 299,018	$ 623,257
NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE		$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL		$ -	$ -	$ 39,000
ACCRUAL OF STOCK ISSUANCE COST	$ 220,000	$ 105,800	$ 805,800

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 26, 2014.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2014.

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

June 30, 2014

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

June 30, 2014

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

The Company had the following potential common stock equivalents at June 30, 2014:

Common stock warrants

5,500,000

Common stock options

   105,000

Total common stock equivalents

5,605,000

Since the Company reflected a net loss as of June 30, 2014 and December 31, 2013, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Net income (loss)	(1,555,970)	(868,954)	(3,312,462)	(1,422,923)
Weighted average common shares outstanding	56,434,734	51,725,705	56,174,903	51,522,640
Net (loss) per share	(.03)	(.02)	(.06)	(.03)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	June 30, 2014	December 31, 2013
Computer equipment Office furniture	5 years 7 years	$ 11,634 4,746	$ 11,634 4,746

Less accumulated depreciation		(3,846)	(2,303)

Net property and equipment		$ 12,534	$ 14,077

ACCOUNTS RECEIVABLE

The Company had accounts receivable of $9,900 and $0 as of June 30, 2014 and December 31, 2013, respectively.  These receivables consisted of current trade receivables only and Management has estimated no allowance for bad debts on these amounts.

INVENTORY

The Company has estimated its inventory valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of June 30, 2014 and December 31, 2013, inventory consisted of the following:

	June 30, 2014	December 31, 2013
Inventories
Raw materials	$ -	$ 26,903
Work in Process	247,214	-
Finished goods	16,265	-
Total Inventory	$ 263,479	$ 26,903

As the Company begins its transition from the Research and development phase to production, management has estimated the cost of units sold to be equal to the revenue generated on those units. Other direct costs that may be associated with the production of these units has been reflected in Research and development expenses.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

REVENUE RECOGNITION

Sales revenues are generally recognized when an agreement exists and price is determinable, the products are shipped to the customers, and allowance and collectability is reasonable assured.

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to June 30, 2014, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $623,257 at June 30, 2014.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions, which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of

$250,000. As of June 30, 2014 and December 31, 2013, the Company had $525,847 and

$1,415,194, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

4.

LONG-TERM DEBT

The details concerning long-term debt for the three months ended June 30, 2014, and the year ended December 31, 2013, follow:

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

	June 30, 2014	December 31, 2013
Note payable to private party, with interest at 3.0%, with interest only payments due December 31, 2014 and June 30, 2015, with the balance, interest and principal, due December 31, 2015	$ 250,000	$ -
Note payable to Private Party, with interest at 3.0%, with interest only payments due December 31, 2014 and June 30, 2015, with the balance, interest and principal, due December 31, 2015	250,000	-
Total	500,000	-
Less current maturities of long-term debt	-	-
Noncurrent maturities of long-term debt	$ 500,000	$ -

The Principal Maturities of Notes Payable, by year, are as follows:

2013	$ -
2014	-
2015	$ 500,000
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

June 30, 2014

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

June 30, 2014

Effective February 11, 2014, 400,000 shares were issued in a private placement for the receipt of $400,000.

Effective March 6, 2014, 300,000 shares were issued in a private placement for the receipt of $300,000.

Effective May 23, 2014, 100,000 shares were issued in a private placement for the receipt of $100,000.

Effective June 24, 2014, 1,000,000 shares were issued in a private placement for the receipt of $1,000,000.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2014, the Company has a working capital deficit of $64,222 and an accumulated deficit of $11,554,709.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates (“ASU”) ASU No. 2014-08which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

8.

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through June 30, 2014, of approximately $11,451,227 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $4,826,488 related to net operating loss carry-forwards, and $44,332 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the six months ended June 30, 2014 and 2013, the allowance increased by approximately $1,419,058 and $609,580, respectively.

The Company has no tax positions at June 30, 2014, or December 31, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The Company is subject to taxation in the United States and California.  As of June 30, 2014, the Company’s tax years for 2010, 2011 and 2012 are subject to examination by the U.S. and California tax authorities.  In addition, the 2009 tax year remains subject to examination by California tax authorities.

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

June 30, 2014

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

10.

PURCHASE AGREEMENT

On January 8, 2010, the Company entered into an asset purchase agreement with Artventive, Inc. a privately held company.  The Company purchased substantially all of the assets of Artventive, Inc., which consisted entirely of patents.  The patents were accounted for under SAB Topic 5G using the historical cost basis of zero.  The combination was accounted for under ASC 805 as a business combination.

11.

WARRANTS AND OPTIONS

During the fiscal year ended December 31, 2013, the Company has granted 4,358,000 warrants to purchase shares of Common Stock which all have a 1 year exercise term, of which 3,300,000 remain outstanding at June 30, 2014.  During the first half ended June 30, 2014, 2,200,000 warrants were issued.  The issuance of outstanding warrants is detailed below.

Effective July 16 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Effective August 30 2013, 200,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 11, 2013, 200,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 22, 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective October 4 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective October 25, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective November 8, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 2, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 10, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 30, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective January 7, 2014, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective February 11, 2014, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Effective March 6, 2014, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective May 23, 2014, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective June 24, 2014, 1,000,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

The Company valued all warrants utilizing a Black-Scholes option-pricing model and the fair value was recorded in additional paid-in capital.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable – December 31, 2012	1,500,000	$ 1.50
Granted-2013	4,358,000	$ 1.50
Exercised-2013	-	-
Forfeited-2013	(1,500,000)	$ 1.50
Outstanding – December 31, 2013	4,358,000	$ 1.50
Exercisable – December 31, 2013	4,358,000	$ 1.50

	Warrants	Weighted Average Exercise Price
Granted-2014 (at June 30, 2014)	2,200,000	$ 1.50
Exercised-2014 (at June 30, 2014)	-	-
Forfeited-2014 (at June 30, 2014)	(1,058,000)	$ 1.50
Outstanding – June 30, 2014	5,500,000	$ 1.50
Exercisable – June 30, 2014	5,500,000	$ 1.50

Warrants outstanding and exercisable at June 30, 2014 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	300,000	0.04 years	$1.50	300,000	$1.50
$1.50	200,000	0.17 years	$1.50	200,000	$1.50
$1.50	200,000	0.20 years	$1.50	200,000	$1.50
$1.50	300,000	0.23 years	$1.50	300,000	$1.50
$1.50	300,000	0.26 years	$1.50	300,000	$1.50
$1.50	400,000	0.31 years	$1.50	400,000	$1.50
$1.50	400,000	0.36 years	$1.50	400,000	$1.50
$1.50	400,000	0.41 years	$1.50	400,000	$1.50
$1.50	400,000	0.44 years	$1.50	400,000	$1.50
$1.50	400.000	0.48 years	$1.50	400,000	$1.50
$1.50	400.000	0.51 years	$1.50	400,000	$1.50
$1.50	400.000	0.60 years	$1.50	400,000	$1.50
$1.50	300.000	0.68 years	$1.50	300,000	$1.50
$1.50	100.000	0.89 years	$1.50	100,000	$1.50
$1.50	1,000.000	0.98 years	$1.50	1,000,000	$1.50

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Options outstanding and exercisable at June 30, 2014 are as follows:

	Options	Weighted Average Exercise Price
Exercisable – December 31, 2012	50,000	$ 0.001
Granted-2013	55,000	$ 1.00
Exercised-2013	-	-
Forfeited-2013	-	-
Outstanding – December 31, 2013	105,000	$ 0.524
Exercisable – December 31, 2013	105,000	$ 0.524
	Options	Weighted Average Exercise Price
Granted-2014 (at June 30, 2014)	-	$ -
Exercised-2014 (at June 30, 2014)	-	-
Forfeited-2014 (at June 30, 2014)	-	$ -
Outstanding – June 30, 2014	105,000	$ 0.524
Exercisable – June 30, 2014	105,000	$ 0.524

Options outstanding and exercisable at June 30, 2014 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	2.35 years	$0.001	50,000	$0.001
$1.000	35,000	3.59 years	$1.000	35,000	$1.000
$1.000	10,000	3.67 years	$1.000	10,000	$1.000
$1.000	10,000	4.49 years	$1.000	10,000	$1.000

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

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2014

12.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2014, up through the date these consolidated financial statements were issued and determined there are no significant events to disclose.

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

The Company is also continuing its ongoing expansion of the ArtVentive EOS™ peripheral device by developing a second generation of the device in enhancing the profile reductions from the current 6fr to a 4fr catheter, while expanding the opportunity to advance into new areas in treating a larger range of vessel sizes, expanding clinical applications and market opportunities.   The Generation II EOS™ technology will add additional sizes to its current EOS™ portfolio of 5mm, 8mm and 12 mm to include an 18mm device with the ability of treating vessels 12-18mm, while achieving a lower profile for the device.

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

•

Canada Medical Devices Regulations (CMDR), SOR/98-282

•

ISO 13485:2003 Medical Devices – Quality Management Systems - Requirements Regulatory Purposes

A Document Control System and Design History File for the EOS project are in a continuous process of implementation.  The secured system utilizes Egnyte software and is hosted on the NCRG’s server.

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

The Company currently has agreements encompassing seven European countries.  Management is  in the process of executing similar distribution agreements for several other European countries, in addition to Australia and New Zealand during the third and fourth quarters of 2014.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management showcased the ArtVentive EOS™ through its distribution partners when it attended the 17th European Vascular Conference in Maastricht, the Netherlands during March 2013, Charing Cross International Symposium (CX) in London during April 2014.    The Company continued its directive to expand its reach as it prepares to launch into the US and global markets following regulatory approval by participating in the US Society of Interventional Radiology (SIR) conference in San Diego, California in March 2014 and will showcase the EOS™ device at the CIRSE conference in Glasgow, Scotland in September 2014.

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

Results of Operations

During the second quarter of 2014, Management amended Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOS™ Peripheral device.  The Company has continued its focus on the European launch or the EOS™ device and raising additional financing for the next phase of its planned business development, including reimbursement, sales, distribution, clinical studies, commercialization and FDA applications.

Liquidity and Capital Resources

As of the date of this report, the Company has generated minimal revenues from its business operations.  However, since inception the Company’s main source of cash has been the sale of its equity securities.

As of June 30, 2014, cash and total assets were $623,257 and $987,365 respectively, and the Company’s total liabilities were $1,450,489 as compared to cash and total assets of $1,626,521 and $1,727,647 respectively, and the Company’s total liabilities of $858,309 as of December 31, 2013. The Company is focused on raising additional funds through private or public placement offerings.  (See 5 of the Notes to Financial Statements included herewith.)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, AVTD carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of ArtVentive Medical Group’s President and Principal Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that ArtVentive Medical Group’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the first quarter ended June 30, 2014.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

August 14, 2014

/s/ H. James Graham

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakove

Dr. Leon Rudakov

President