Form 10-Q
period 2014-09-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2014-11-14
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 201431, 2014rch 31, 2014

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

As of October 8, 2014 there were 58,506,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Financial Statements (Unaudited)

For the Period from January 23, 2007 (Inception) to September 30, 2014

Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine-month periods ended September 30, 2014 and September 30, 2013;

and for the period from January 23, 2007 (Inception) through September 30, 2014

Statement 2

Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2014 and September 30, 2013; and for the period from January 23, 2007 (Inception)

to September 30, 2014

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

ASSETS	September 30,
	2014 (unaudited)	December 31, 2013
CURRENT
Cash and cash equivalents	$ 207,471	$ 1,626,521
Accounts receivable	9,450	-
Prepaid expenses	1,048	9,098
Inventory	239,754	26,903
TOTAL CURRENT ASSETS	457,723	1,662,522
PROPERTY, PLANT AND EQUIPMENT
Office equipment	16,380	16,380
Accumulated depreciation	(4,617)	(2,303)
NET PROPERTY, PLANT AND EQUIPMENT	11,763	14,077
OTHER ASSETS
Deposits	80,497	51,048
TOTAL OTHER ASSETS	80,497	51,048

TOTAL ASSETS	$ 549,983	$ 1,727,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES
Accounts payable	$ 286,402	$ 272,509
Accrued expenses	905,800	585,800
TOTAL CURRENT LIABILITIES	1,192,202	858,309

LONG-TERM LIABILITES
Notes payable	$ 500,000	$ -
TOTAL LONG-TERM LIABILITIES	500,000	-

TOTAL LIABILITIES	$ 1,692,202	$ 858,309

(See accompanying notes)

ArtVentive Medical Group, Inc. A Development Stage Company Consolidated Balance Sheets September 30, 2014 and December 31, 2013
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 58,506,286 and 55,306,286 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$ 58,506	$ 55,306
Additional paid in capital	11,933,079	9,056,279
Deficit accumulated during the development stage	(13,133,804)	(8,242,247)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,142,219)	869,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 549,983	$ 1,727,647

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and September 30, 2013; and for the Period from January 23, 2007 (Inception) to September 30, 2014

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	For the period from January 23, 2007 (Inception) to September 30, 2014
REVENUES	$ 31,865	$ NIL	$ 67,500	$ NIL	$ 67,500
COST OF GOODS SOLD	31,865	-	67,500	-	67,500
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES
Exploration costs	-	-	-	-	45,533
Research and development	1,111,526	434,955	2,770,964	1,317,089	7,787,604
Selling, general and administrative	466,874	393,679	2,118,973	933,723	5,301,231
Depreciation expense	771	583	2,314	1,747	5,133
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(1,579,171)	(829,217)	(4,892,251)	(2,252,559)	(13,139,501)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	76	82	694	501	5,697
Income tax expense (benefit)	-	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(1,579,095)	(829,135)	(4,891,557)	(2,252,058)	(13,133,804)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (1,579,095)	$ (829,135)	$ (4,891,557)	$ (2,252,058)	$ (13,133,804)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.03)	(0.02)	(0.09)	(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING	58,005,199	52,234,857	56,776,286	51,706,494

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

A Development Stage Company

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2014 and September 30, 2013; and for the Period from January 23, 2007 (Inception) to September 30, 2014

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	For the period from January 23, 2007 (Inception) to September 30, 2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (4,891,557)	$ (2,252,058)	$ (13,133,804)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-	60,805
Depreciation expense	2,314	1,747	5,133
Issuance of common stock and options for services	-	20,169	103,482
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(9,450)	-	(9,450)
Prepaid expenses	8,050	5,000	(1,048)
Inventory	(212,851)	-	(239,754)
Deposits	(29,449)	-	(80,497)
Accounts payable	13,893	183,125	286,402
Payroll taxes payable	-	(42)	-
Accounts payable – related party	-	-	39,000
NET CASH USED BY OPERATING ACTIVITIES	(5,119,050)	(2,042,059)	(12,969,731)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of equipment	-	-	745
Purchase of equipment	-	(3,551)	(17,623)
NET CASH USED BY INVESTING ACTIVITIES	-	(3,551)	(16,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	3,200,000	2,058,000	12,544,080
Issuance of notes payable	500,000	-	500,000
Convertible note payable (see Note 4)	-	-	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,700,000	2,058,000	13,194,080
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,419,050)	12,390	207,471
CASH, BEGINNING OF PERIOD	1,626,521	517,831	-
CASH, END OF PERIOD	$ 207,471	$ 530,221	$ 207,471
NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -	$ 150,000
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -	$ 39,000
ACCRUAL OF STOCK ISSUANCE COST	$ 320,000	$ 205,800	$ 905,800

(See accompanying notes)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 26, 2014.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2014.

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

The Company is a medical device corporation, focused on developing, manufacturing and marketing a family of Endoluminal Occlusion Devices (EOS™).  Through its innovative, proprietary technology the Company has developed unique minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to a new level of sophistication, potentially resolving significant and unaddressed health issues. The EOS™ device being developed by the Company targets a substantive market demand in several major clinical areas, including women's health, peripheral and neurological vascular disorders, and interventional cardiology procedures.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

To date, the Company’s activities have been committed to the development of the EOS™, intellectual property, animal studies, human studies, patent filings, and developing a regulatory strategy for initial clinical indications pertinent to European, manufacturing and FDA submissions and approvals, corporate operations and the raising of equity capital. The Company conducted the required human clinical studies during 2011 achieving 100% clinical and procedural success, validating the safety and efficiency of the ArtVentive EOSTM device.  The Company received its CE Mark certification for the ArtVentive EOS™ Peripheral device on May 30, 2013.  In 2014 the Company began commercialization and commenced shipping to its European distributors and preparing the foundation for marketing and sales into the USA markets following regulatory approval.

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

September 30, 2014

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

The Company had the following potential common stock equivalents at September 30, 2014:

Common stock warrants

5,500,000

Common stock options

   105,000

Total common stock equivalents

5,605,000

Since the Company reflected a net loss as of September 30, 2014 and December 31, 2013, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Net income (loss)	(1,579,095)	(829,135)	(4,891,557)	(2,252,058)
Weighted average common shares outstanding	58,005,199	52,234,857	56,776,286	51,706,494
Net (loss) per share	(.03)	(.02)	(.09)	(.04)

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	September 30, 2014	December 31, 2013
Computer equipment Office furniture	5 years 7 years	$ 11,634 4,746	$ 11,634 4,746

Less accumulated depreciation		(4,617)	(2,303)

Net property and equipment		$ 11,763	$ 14,077

ACCOUNTS RECEIVABLE

The Company had accounts receivable of $9,450 and $0 as of September 30, 2014 and December 31, 2013, respectively.  These receivables consisted of current trade receivables only and Management has estimated no allowance for bad debts on these amounts.

INVENTORY

The Company has estimated its inventory valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of September 30, 2014 and December 31, 2013, inventory consisted of the following:

	September 30, 2014	December 31, 2013
Inventories
Raw materials	$ 163,509	$ 26,903
Work in Process	52,615	-
Finished goods	23,630	-
Total Inventory	$ 239,754	$ 26,903

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

September 30, 2014

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

The Company recorded an unrealized foreign currency translation gain, totaling $0 for the period from January 23, 2007 (Inception) to September 30, 2014, in accumulated other comprehensive income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of funds on deposit with banks.  The Company has no cash equivalents.  The Company had funds on deposit of $207,471 at September 30, 2014.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions, which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of September 30, 2014 and December 31, 2013, the Company had $0 and $1,415,194, respectively, in deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

4.

LONG-TERM DEBT

The details concerning long-term debt for the three months ended September 30, 2014, and the year ended December 31, 2013, follow:

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

	September 30, 2014	December 31, 2013
Note payable to a private party, with interest at 3.0%, with interest only payments due December 31, 2014 and June 30, 2015, with the balance, interest and principal, due December 31, 2015	$ 250,000	$ -
Note payable to a Private Party, with interest at 3.0%, with interest only payments due December 31, 2014 and June 30, 2015, with the balance, interest and principal, due December 31, 2015	250,000	-
Total	500,000	-
Less current maturities of long-term debt	-	-
Noncurrent maturities of long-term debt	$ 500,000	$ -

The Principal Maturities of Notes Payable, by year, are as follows:

2014	-
2015	$ 500,000
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

September 30, 2014

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

September 30, 2014

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

Effective July 23, 2014, 500,000 shares were issued in a private placement for the receipt of $500,000.

Effective August 29, 2014, 250,000 shares were issued in a private placement for the receipt of $250,000.

Effective September 29, 2014, 150,000 shares were issued in a private placement for the receipt of $150,000.

Effective September 30, 2014, 100,000 shares were issued in a private placement for the receipt of $100,000.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2014, the Company has a working capital deficit of $734,479 and an accumulated deficit of $13,133,804.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates (“ASU”) ASU No. 2014-16 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through September 30, 2014, of approximately $13,030,322 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $5,502,973 related to net operating loss carry-forwards, and $44,332 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the nine months ended September 30, 2014 and 2013, the allowance increased by approximately $2,095,543 and $955,821, respectively.

The Company has no tax positions at September 30, 2014, or December 31, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The Company is subject to taxation in the United States and California.  As of September 30, 2014, the Company’s tax years for 2011, 2012 and 2013 are subject to examination by the U.S. and California tax authorities.  In addition, the 2010 tax year remains subject to examination by California tax authorities.

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

September 30, 2014

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

Effective September 2013, the Company (“Supplier”) executed revised Amended and Restated Distribution Agreements (the “Agreements”) with its current European Distributors (“Distributors”) in the Netherlands, Germany, Austria, Switzerland and Italy.  The Agreements grant the Distributor the exclusive right to offer for sale and sell the EOS Systems in the respective territories covered by each of the Agreements.  There is a minimum purchase of products included in each of the Agreements. The new Agreements incorporate a quality agreement provision as a part of the original Distribution Agreement.

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

11.

WARRANTS AND OPTIONS

During the fiscal year ended December 31, 2013, the Company has granted 4,358,000 warrants to purchase shares of Common Stock which all have a 1 year exercise term, of which 2,300,000 remain outstanding at September 30, 2014.  During the nine months ended September 30, 2014, 3,200,000 warrants were issued.  The issuance of outstanding warrants is detailed below.

Effective July 16 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Effective October 4 2013, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective October 25, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective November 8, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 2, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 10, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 30, 2013, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective January 7, 2014, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective February 11, 2014, 400,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Effective March 6, 2014, 300,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective May 23, 2014, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective June 24, 2014, 1,000,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective July 23, 2014, 500,000 warrants were issued. The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective August 29, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 29, 2014, 150,000 warrants were issued. The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 30, 2014, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

The Company valued all warrants utilizing a Black-Scholes option-pricing model and the fair value was recorded in additional paid-in capital.

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

The following is a summary of the Company’s warrants activity:

	Warrants	Weighted Average Exercise Price
Exercisable – December 31, 2012	1,500,000	$ 1.50
Granted-2013	4,358,000	$ 1.50
Exercised-2013	-	-

Forfeited-2013	(1,500,000)	$ 1.50
Outstanding – December 31, 2013	4,358,000	$ 1.50
Exercisable – December 31, 2013	4,358,000	$ 1.50

	Warrants	Weighted Average Exercise Price
Granted-2014 (at September 30, 2014)	3,200,000	$ 1.50
Exercised-2014 (at September 30, 2014)	-	-
Forfeited-2014 (at September 30, 2014)	(2,058,000)	$ 1.50
Outstanding – September 30, 2014	5,500,000	$ 1.50
Exercisable – September 30, 2014	5,500,000	$ 1.50

Warrants outstanding and exercisable at September 30, 2014 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	300,000	0.01 years	$1.50	300,000	$1.50
$1.50	400,000	0.06 years	$1.50	400,000	$1.50
$1.50	400,000	0.11 years	$1.50	400,000	$1.50
$1.50	400,000	0.16 years	$1.50	400,000	$1.50
$1.50	400,000	0.18 years	$1.50	400,000	$1.50
$1.50	400,000	0.23 years	$1.50	400,000	$1.50
$1.50	400,000	0.26 years	$1.50	400,000	$1.50
$1.50	400,000	0.35 years	$1.50	400,000	$1.50
$1.50	300,000	0.43 years	$1.50	300,000	$1.50
$1.50	100,000	0.64 years	$1.50	100,000	$1.50
$1.50	1,000,000	0.73 years	$1.50	1,000,000	$1.50
$1.50	500.000	0.81 years	$1.50	500,000	$1.50
$1.50	250.000	0.90 years	$1.50	250,000	$1.50
$1.50	150.000	0.96 years	$1.50	150,000	$1.50
$1.50	100,000	1.00 years	$1.50	100,000	$1.50

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

ArtVentive Medical Group, Inc.

A Development Stage Company

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Options outstanding and exercisable at September 30, 2014 are as follows:

	Options	Weighted Average Exercise Price
Exercisable – December 31, 2012	50,000	$ 0.001
Granted-2013	55,000	$ 1.00
Exercised-2013	-	-
Forfeited-2013	-	-
Outstanding – December 31, 2013	105,000	$ 0.524
Exercisable – December 31, 2013	105,000	$ 0.524
	Options	Weighted Average Exercise Price
Granted-2014 (at September 30, 2014)	-	$ -
Exercised-2014 (at September 30, 2014)	-	-
Forfeited-2014 (at September 30, 2014)	-	$ -
Outstanding – September 30, 2014	105,000	$ 0.524
Exercisable – September 30, 2014	105,000	$ 0.524

Options outstanding and exercisable at September 30, 2014 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	2.09 years	$0.001	50,000	$0.001
$1.000	35,000	3.34 years	$1.000	35,000	$1.000
$1.000	10,000	3.42 years	$1.000	10,000	$1.000
$1.000	10,000	4.24 years	$1.000	10,000	$1.000

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

ArtVentive Medical Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2014

12.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2014, up through the date these consolidated financial statements were issued and determined there are no significant events to disclose.

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

The Company remains focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS™).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, allowing for the current interventional, image guided techniques to resolve potentially significant and unaddressed health issues.  The ArtVentive EOS™ Peripheral device was developed by the Company to target the arterial and venous embolization peripheral vasculature markets.  The Company is currently expanding its EOS™ development to encompass several additional major clinical areas, including, but not limited to neurological vascular disorders, interventional cardiology, interventional oncology and women's health procedures.

The Company is expanding its product portfolio to include a proprietary Catheter-Assisted Endovascular Tumor Treatment (CAETT™) system to deliver drugs and agents for minimally invasive, controlled and localized treatment of tumors as the Company enters the interventional oncology arena.

The Company is also continuing its ongoing expansion of the ArtVentive EOS™ peripheral device by developing a second generation of the device in enhancing the profile reductions from the current 6fr to a 4fr catheter, while expanding the opportunity to advance into new areas in treating a larger range of vessel sizes, expanding clinical applications and market opportunities.   The Generation II EOS™ technology will add additional sizes to its current EOS™ portfolio of 5mm, 8mm and 12 mm to include an 18mm device with the ability of treating vessels in the range of 2-20mm, while achieving a lower profile for the device.

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

The Company completed a comprehensive ISO Certification audit performed by BSI Product Services.  BSI is an international ISO 9000/ISO Registrar and CE Mark Notified Body required for the European Regulatory approval and subsequent CE Mark certification.  The audit confirmed that the Company’s Document and Quality control systems were up to ISO standards and in compliance with international requirements for the maintaining quality of the products without non-conformities.

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

The Company launched a Post Market Human Surveillance initiative throughout Europe, Australia and New Zealand. This clinical program is progressing well and designed to collect confirmatory data in support of the safety and performance of the ArtVentive Medical Group Endoluminal Occlusion System – EOS™.  Additional post market studies will commence in the US following FDA approval and commercialization.

The Company currently has agreements encompassing eleven European countries.  Management is in the process of executing similar distribution agreements for several other European countries, in addition to Australia and New Zealand during the fourth quarter of 2014.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management reported that Mr. van der Laak join the Company in September 2014 as the Director of Sales for Europe. With a strong track record of success, Henk van der Laak brings extensive experience to his new role. He was most recently with Hemocue AB, a producer of diagnostic testing devices for the healthcare industry, and previously served in European sales leadership roles with both SenoRx, Inc. and the Cordis Corporation, a Johnson and Johnson Company.

The Company has developed a customized, comprehensive technology platform that will support management, distribution, sales and marketing globally by implementing a far reaching Customer Relation Management (CRM) System.

This state of the art integrated Sales and Management Platform is comprised of three modules, each designed to be complimentary to the others, cloud-based and provides the highest level of controlled information and intelligence to advance the Company’s information platform, marketing, sales and services to the interventional markets.

Management also reported that it had contracted with SalesForce.com, a global leader in CRM solutions and Financial Force, a leading provider of accounting, supply chain, human capital management and other solutions.   This cloud-based platform eliminates the need for the Company to make a significant investment in hardware, software and personnel to manage customer information.   The Company’s management can access the customized applications via their laptop, iPad or iPhone.

Management showcased the ArtVentive EOS™ through its distribution partners when it attended the 17th European Vascular Conference in Maastricht, the Netherlands during March 2014, Charing Cross International Symposium (CX) in London during April 2014.    The Company continued its directive to expand its reach as it prepares to launch into the US and global markets following regulatory approval by participating in the US Society of Interventional Radiology (SIR) conference in San Diego, California in March 2014 and the CIRSE conference in Glasgow, Scotland during September 2014.

Results of Operations

During the third quarter of 2014, Management amended Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOS™ Peripheral device.  The Company has continued its focus on the European launch or the EOS™ device and raising additional financing for the next phase of its planned business development, including reimbursement, sales, marketing, branding, distribution, clinical studies, commercialization and FDA submission.

The following summary are the results of operations, for the three and nine month periods ended September 30, 2014 and 2013, and should be read in conjunction with the audited consolidated financial statements, for the year ended December 31, 2013, as included in our Form 10-K.

Financial results for the three and nine-month periods ended September 30, 2014 and 2013 are summarized as follows:

	For the three months ended September 30th		For the nine months ended September 30th
	2014	2013	2014	2013
Operating revenues	$-	$-	$-	$-
Operating expenses	1,579,171	829,217	4,892,251	2,252,559
Operating income (loss)	(1,579,171)	(829,217)	(4,892,251)	(2,252,559)
Other income (expense)	76	82	694	501
Provision for income tax	-	-	-	-
Net Income (Loss)	$(1,579,095)	$(829,135)	$(4,891,557)	$(2.252,058)

Revenue

Revenue commenced during first quarter 2014 and is derived solely from the sales of EOS devices.  The Company’s revenues of $31,865 was for the three months ending September 30, 2014, compared to revenues of $0 for the three months ending September 30, 2013.  The Company earned revenues of $67,500 for the nine months ending September 30, 2014, compared to revenues of $0 for the nine months ending September 30, 2013.

For the nine months ending September 30, 2014, the Company earned $67,500 from the EOS device sale revenues, as compared to $0 from sale for the nine months ended September 30, 2013.  Company revenues increased $67,500 due to the changeover from research and development to commercialization.

For the three months ending September 30, 2014, the Company earned $31,865 from sales, as compared to $0 for the three months ended September 30, 2013.

Expenses

The Company’s total operating expenses for the three and nine month periods ended September 30, 2014 and 2013 are outlined in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Research and development	1,111,526	434,955	2,770,964	1,317,089
Salaries and wages	57,500	-	152,500	-
Manufacturing	31,865	-	67,500	-
Professional fees	29,994	240,207	357,343	496,799
General and administrative	348,286	154,055	1,543,944	438,671
Total	$1,579,171	$829,217	$4,892,251	$2,252,559

Nine Months

Research and development costs increased by $1,453,875 for the nine month period ended September 30, 2014 from the comparative period of 2013.  Management expects research and development costs to be ongoing due to the enhancement of current products and the development of new devices.  Management expects wages and salaries to increase substantially in the next nine and twelve months as it expands its management, support staff and sales team.  Manufacturing costs increased by $67,500 for the nine months ending September 30, 2014.  The increase was due to the initialization and transfer of the EOS device from research and development to commercialization.  Management projects   manufacturing costs to decrease over the next nine and twelve months as it perfects its production capabilities. The Company anticipates continued professional fees, mainly from regulatory, legal and accounting, due to ongoing SEC reporting requirements.  General and administrative fees are for ongoing office expenses and other operating costs not directly related to the manufacturing costs.   Such fees increased by $1,185,250 for the nine months ended September 30, 2014 from the comparative period 2013.

Three Months

Research and development costs increased by $676,571 for the three months ending September 30, 2014 from the comparative period of 2013. Management expects research and development costs to be maintained in the future due to the enhancement of current products and the development of new devices.  The Company expects wages and salaries to increase substantially in the next three and twelve months as it adds additional employees and sales consultants for its sales, marketing and manufactured products.  Manufacturing costs increased by $31,865 for the three months ending September 30, 2014.  The increase was due to the initialization and transfer of the EOS device from research and development to commercialization.  Management projects   manufacturing costs to decrease over the next nine and twelve months as it perfects its production capabilities. The Company anticipates continued professional fees, mainly from regulatory, legal and accounting, due to ongoing SEC reporting requirements.  General and administrative fees are for ongoing office expenses and other operating costs not directly related to the manufacturing costs.   Such fees increased by $73,195 for the three months ended September 30, 2014 from the comparative period 2013.

Liquidity and Capital Resources

General

As of September 30, 2014, the Company had $207,471 in cash and cash equivalents.  The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet its need for cash management will need to raise additional funds.  Management anticipates that it will require an additional $10,000,000 over the next twelve months to further develop its devices and increased manufacturing projections.

Liquidity and Financial Condition

Working Capital
	At	At
	September 30,	December,	Increase/
	2014	2013	(Decrease)
Current Assets	$457,723	$1,662,522	$(1,204,799)
Current Liabilities	$1,192,202	$858,309	$333,893
Working Capital/( Deficit)	$(734,479)	$804,213	$(1,538,692)

Cash Flows
	Nine Months Ended September 30,
	2014	2013
Net Cash Used in Operating Activities	$(5,119,050)	$(2,042,059)
Net Cash Used in Investing Activities	$-	$(3,551)
Net Cash Provided by (Used in) Financing Activities	$3,700,000	$2,058,000
Net Increase (decrease) in Cash During the Period	$(1,419,050)	$12,390

The Company has no known demands or commitments and is not aware of any events or uncertainties as of September 30, 2014, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Limited Operating History

There is no historical financial information about the Company on which to base an evaluation of our performance.  The Company is a development stage corporation and has generated minimal revenues from operations.  Management cannot guarantee that it will be successful in its business operations.  The business is subject to risks inherent in the medical device business enterprise in a highly competitive industry, including limited capital resources, and possible cost overruns due to the price and cost increases in supplies and services.

The Company believes it does not have enough cash on hand or will be able to generate enough income from operations to pay operating costs for the next twelve months.  In order to carry out our business plan, including manufacturing our medical devices, we will be required to seek equity or debt financing. If management is to raise sufficient funds to increase its manufacturing and deliver products, as well as enhance and develop new innovative devices, the Company will have to curtail its operations until such funds are received.  There is no guarantee that the Company will be successful in raising such funds.

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the third quarter ended September 30, 2014.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

November 13, 2014

/s/ H. James Graham

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakove

Dr. Leon Rudakov

President