Form 10-K
period 2014-12-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2015-03-31
CIK 1405249

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

[  ]

Smaller reporting company

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter) as of June 30, 2014, is $34,776,286.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 27, 2015, there were 60,006,286 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Contents

ITEM 1.  DESCRIPTION OF BUSINESS

5

ITEM 1A

 RISK FACTORS

8

ITEM 1B

UNRESOLVED STAFF COMMENTS.

8

ITEM 2

PROPERTIES

8

ITEM 3

LEGAL PROCEEDINGS.

9

ITEM 4

MINE SAFETY DISCLOSURES

9

PART II

10

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  10

ITEM 6

SELECTED FINANCIAL DATA

10

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

14

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

15

ITEM 9A.   CONTROLS AND PROCEDURES

37

ITEM 9B.  OTHER INFORMATION.

38

PART II

39

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

39

ITEM 11

EXECUTIVE COMPENSATION

43

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

44

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  46

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

46

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

47

SIGNATURES

48

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

All references depicted in this Form 10-K to the “Company,” “ArtVentive,” “we,” “us” or “our” are to ArtVentive Medical Group, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

General Information

ArtVentive Medical Group, Inc. (the “Company”) was incorporated on January 23, 2007. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

The Company contracted, and expects to continue contracting with specific American, European and international corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful global sales, marketing and manufacturing of the Company’s products during 2015.  In this regard, the Company entered into an agreement with the Chicago, Illinois based Medical Murray Inc. (“Medical Murray”), a leader in the field of medical device development and manufacturing.  Medical Murray is recognized as being ISO certified and FDA registered.

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

The Company implemented its Quality Management System (QMS), based on the requirements to comply with the following regulations and international standards:

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

The following outlines the current status of the Company’s worldwide patent portfolio;

1.

US Patent No. 8,328,840. Granted 11-Dec-12

Methods and Apparatus for Rapid Endovascular Vessel Occlusion and Blood Flow Interruption.

2.

US Patent No. 8,771,309. Granted -8-July-2014

Methods and Apparatus for Rapid Endovascular Vessel Occlusion and Blood Flow Interruption.

3.

US Patent US2010/040491 29-Jun-10. Filed June 2010. Pending

Reducing Flow through a Tubular Structure.

4.

PCT/US Patent US2010/040491. Nat’l Phase

Reducing flow through a Tubular Structure.

5.

US Patent US 12/906,993 18-Oct-10. Pending

Expandable Device Delivery.

6.

 PCT/US2010/056077 9-Nov-10. Pending

Expandable Device Delivery

7.

US Patent 13/367,338 6-Feb-12. Pending

Reversible Tubal Contraception Device.

8.

 PCT 13/367,338 6-Feb-12

Reversible Tubal Contraception Device.

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

 US Patent 14/101,171 09-Dec-13.  Pending

Catheter-Based Cancer Therapy

23.

 PCT Patent PCT/US2013/076964 20-Dec-13.  Pending

Catheter-Assist Tumor Treatment

24. US Patent 61/987,446, 01-May-14.   Pending

Treatment of Incompetent Vessels

As stated, the Company filed an International patent application expanding the patent reach of its ArtVentive EOS™ device for contraception as it prepares the foundation for the launch of the Women’s Health division during 2015.  In addition, the Company received confirmation of its registration of the ArtVentive™ trademark for China.

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

The Company received its CE Mark certification for the EOS™ Peripheral device, on May 30, 2013 and FDA approval on December 3, 2014.

During 2013, the Company executed Distribution Agreements in Europe and expanded #5 distribution to include twenty European countries during 2014.  The Company plans to expand its distribution reach throughout Europe during 2015 to include an additional European fourteen counties.

The Company expanded its Senior Management Team by adding a Director of Sales and Business Development, Europe, and expects to fill other senior management positions and support staff roles internationally.

The Company launched a Post Market Surveillance initiative throughout Europe and plans to expand such studies into the USA markets.  Such studies are not mandatory, but initiated by the Company to support its global sales and marketing strategy. This clinical program is designed to collect supportive data to confirm the safety and performance of the ArtVentive Medical Group Endoluminal Occlusion System.  Currently, two specific studies are planned with sites in the (OCCLUDE I and II).  Additional post market studies will commence in the USA following FDA approval and commercialization.

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

Administration

The Company is currently managed by H. James Graham, CFO, CEO and Chairman of the Board, Dr. Leon Rudakov, PhD, President, CTO and a member of the Board of Directors in addition to John Rappe, Senior Vice President of Global Marketing and North American Sales and Henk van der Laak, Director of Sales and Business Development, Europe.

Employees

The Company has 3 employees, other than officers as of the date of this report.

Research and Development Expenditures

The Company, since its inception, incurred $8.0 million of research and development expenditures in developing minimally invasive occlusion devices and procedures.

Subsidiaries

The Company currently has one wholly-owned subsidiary, ArtVentive Women’s Health Group, Inc. This subsidiary has been inactive other than patent filings and is slated to move forward later in 2015.

ITEM 1A

 RISK FACTORS

Not Applicable.

ITEM 1B

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2

PROPERTIES

The Company’s corporate offices are located at 2766 Gateway Road, Carlsbad, California, 92009.  The Company has no other properties.

ITEM 3

LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of business, the Company may, from time to time, become subject to routine litigation or administrative proceedings, which are incidental to the business.  The Company is not a party to or aware of any existing, pending or threatened lawsuits or other legal actions involving the Company.

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

Quarter Ended	High	Low
12/31/14	$.91	$.91
9/30/14	$.91	$.91
6/30/14	$.91	$.91
3/31/14	$.91	$.91
12/31/13	$.91	$.91
9/30/13	$.91	$.91
6/30/13	$.91	$.91
3/31/13	$.91	$.91

As of December 31, 2014, the Company had 34 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, the Company issued a total of 4,200,000 shares of its common stock raising a total of $4,200,000.  The Company sold these shares under an exemption available pursuant to Regulation D, Rule 506 of the Securities Act to accredited investors residing outside of the United States.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArtVentive Medical Group, Inc. (the “Company”), is a Nevada Corporation traded on the OTCQB (symbol AVTD).  On January 9, 2010, the Company completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company.

The Company remains focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS™).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, allowing for the current interventional, image guided techniques to resolve potentially significant and unaddressed health issues.  The ArtVentive EOS™ Peripheral device was developed by the Company to target the arterial and venous embolization peripheral vasculature markets.  The

Company is currently expanding its EOS™ development to encompass several additional major clinical areas, including, but not limited to neurological vascular disorders, interventional oncology, women's health and interventional cardiology procedures.

The Company is expanding its product portfolio to include a proprietary Catheter-Assisted Endovascular Tumor Treatment (CAETT™) system to deliver drugs and agents for minimally invasive, controlled and localized treatment of tumors as the Company enters the interventional oncology arena.

The Company is also continuing its ongoing expansion of the ArtVentive EOS™ peripheral device by developing a second generation of the device in enhancing the profile reductions from the current 6fr to a 4fr catheter, while expanding the opportunity to advance into new areas in treating a larger range of vessel sizes, expanding clinical applications and market opportunities.   The Generation II EOS™ technology will add additional sizes to its current EOS™ portfolio of 5mm, 8mm and 11 mm to include an 18mm device with the ability of treating vessels in the range of 2-22mm, while achieving a lower profile for the device.

The Company has contracted, and expects to continue contracting with specific American and European corporations and consulting groups to assist in the implementation of an ongoing strategic plan for the successful international market development, commercialization and manufacturing of the Company’s products.  The Company entered into an agreement with Chicago, Illinois based Medical Murray Inc., a leader in the field of medical device development and manufacturing.  Medical Murray Inc. is recognized as being ISO certified and FDA registered.

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

The Company received its CE Mark certification for the ArtVentive EOS™ Peripheral device on May 30, 2013, and implemented the planned EOS™ peripheral device transfer from Research and Development to commercialization, marketing, and distribution throughout Europe, simultaneous to making its FDA application.   The Company received FDA approval for the ArtVentive EOS™ Peripheral device on December 3, 2014.

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

The Company currently has agreements encompassing twenty European countries.  Management is in the process of executing similar distribution agreements for several other European countries.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management reported that Mr. van der Laak join the Company in September 2014 as the Director of Sales for Europe.  Mr. Harsa was added to the Company’s sales organization as Regional Sales Director for the Eastern Region of the U.S. effective January 1, 2015.

The Company has developed a customized, comprehensive technology platform that will support management, distribution, sales and marketing globally by implementing a far-reaching Customer Relation Management (CRM) System.

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

Management showcased the ArtVentive EOS™ through its distribution partners when it attended the 17th European Vascular Conference in Maastricht, the Netherlands during March 2014, and the Charing Cross International Symposium (CX) in London during April 2014.    The Company continued its directive to expand its reach as it prepares to launch into the US and global markets following regulatory approval by participating in the US Society of Interventional Radiology (SIR) conference in San Diego, California in March 2014 and the CIRSE conference in Glasgow, Scotland during September 2014.

Results of Operations

During the year ended December 31, 2014, Management amended Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOS™ Peripheral device.  The Company has continued its focus on the European launch of the EOS™ device and raising additional financing for the next phase of its planned business development, including reimbursement, sales, marketing, branding, distribution, clinical studies, commercialization and FDA submission and  USA launch.

The following summary are the results of operations, for the years ended December 31, 2014 and 2013, and should be read in conjunction with the audited consolidated financial statements contained herein.

Financial results for the years ended December 31, 2014 and 2013 are summarized as follows:

	Year ended December 31,
	2014		2013
Operating revenues	$111,732	$	NIL
Cost of goods sold	(111,732)		NIL
Operating expenses	6,273,666		3,497,077
Operating income (loss)	(6,273,666)		(3,497,077)
Other income (expense)	699		786
Provision for income tax	-		-
Net Income (Loss)	$(6,272,967)		$(3,496,291)

Revenue

Revenue commenced during first quarter 2014 and is derived solely from the sales of EOS devices.  The Company’s revenues of $111,732 was for the twelve months ending December 31, 2014, compared to revenues of $0 for the twelve months ending December 31, 2013.  Cost of goods sold increased by $111,732 for the twelve months ending December 31, 2014.

Expenses

The Company’s total operating expenses for the three and twelve month periods ended December 31, 2014 and 2013 are outlined in the table below:

	For the three months ended December 31,		For the twelve months ended December 31,
	2014	2013	2014	2013
Research and development	$356,885	$729,707	$3,127,850	$2,046,796
Salaries and wages	127,903	-	280,403	-
Professional fees	141,239	248,629	498,581	755,428
General and administrative	687,038	266,469	2,363,668	693,393
Depreciation expense	850	(287)	3,164	1,460
Total	$1,313,915	$1,244,518	$6,273,666	$3,497,077

Research and development costs increased by $1,081,054 for the twelve month period ended December 31, 2014 from the comparative period of 2013.  Management expects research and development costs to be ongoing due to the enhancement of current products and the development of new devices.  Management expects wages and salaries to increase substantially in the next twelve months as it expands its management, support staff and sales team.  The increase was due to the initialization and transfer of the EOS device from research and ongoing development to commercialization.  Management projects   manufacturing costs to decrease over the next twelve months with the successful negotiation of a unit price cost from its manufacturing partner.   The Company anticipates continued professional fees, mainly from regulatory, legal and accounting, due to ongoing SEC reporting requirements.  General and administrative fees are for ongoing office expenses and other operating costs not directly related to the manufacturing costs.  Such fees increased by $1,670,275 for the twelve months ended December 31, 2014 from the comparative period 2013.

Liquidity and Capital Resources

General

As of December 31, 2014, the Company had $104,030 in cash and cash equivalents.  The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet its need for cash management will need to raise additional funds.  Management anticipates that it will require an additional $6,000,000 over the next twelve months to further develop its devices and increased manufacturing projections, for marketing, branding and launching into

North American markets, in addition to the continued development of its EOS devices and increased manufacturing projections.

Liquidity and Financial Condition

Working Capital
	At	At
	December 31,	December 31,	Increase/
	2014	2013	(Decrease)
Current Assets	$151,478	$1,662,522	$(1,511,044)
Current Liabilities	$1,264,697	$858,309	$(406,388)
Working Capital/( Deficit)	$(1,113,219)	$804,213	$(1,917,432)

Cash Flows
	Year Ended December 31,
	2014	2013
Net Cash Used in Operating Activities	$(6,220,918)	$(3,237,676)
Net Cash Used in Investing Activities	$(1,573)	$(11,634)
Net Cash Provided by (Used in) Financing Activities	$4,700,000	$4,358,000
Net Increase (decrease) in Cash During the Period	$(1,522,491)	$1,108,690

The Company has no known demands or commitments and is not aware of any events or uncertainties as of December 31, 2014, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

The Company believes it does not have enough cash on hand or will be able to generate enough income from operations to pay operating costs for the next twelve months.  In order to carry out the business plan, including the expansion of the product line, manufacturing of the EOS medical devices, the Company will be required to seek equity or debt financing. If management is unable to raise sufficient funds to increase its manufacturing and deliver products, as well as enhance and develop new innovative devices, the Company will have to curtail its operations until such funds are received.  There is no guarantee that the Company will be successful in raising such funds.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ArtVentive Medical Group, Inc.

Consolidated Financial Statements

December 31, 2014 and December 31, 2013

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

Statement 1

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and December 31, 2013

Statement 2

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013

Statement 3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

December 31, 2014 and December 31, 2013

Statement 4

Notes to Consolidated Financial Statements

Anderson Bradshaw PLLC
Certified Public Accountants

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
ArtVentive Medical Group, Inc.

We have audited the accompanying consolidated balance sheets of ArtVentive Medical Group, Inc., (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArtVentive Medical Group, Inc. as of December 31, 2014 and December 31, 2013, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Anderson Bradshaw PLLC
Salt Lake City, Utah
March 25, 2015

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

abcpas.net

Statement 1

ArtVentive Medical Group, Inc.

Consolidated Balance Sheets

December 31, 2014 and December 31, 2013

ASSETS	December 31	December 31
	2014	2013
CURRENT
Cash and cash equivalents	$104,030	$ 1,626,521
Accounts receivable	22,662	-
Prepaid expenses	1,048	9,098
Inventory	23,738	26,903
TOTAL CURRENT ASSETS	151,478	1,662,522
PROPERTY, PLANT AND EQUIPMENT
Office equipment	17,953	16,380
Accumulated Depreciation	(5,467)	(2,303)
NET PROPERTY, PLANT AND EQUIPMENT	12,486	14,077
OTHER ASSETS
Deposits	25,007	51,048
TOTAL OTHER ASSETS	25,007	51,048

TOTAL ASSETS	$ 188,971	$ 1,727,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable	$ 221,397	$ 272,509
Accrued expenses	1,043,300	585,800
Payroll taxes payable	-	-
TOTAL CURRENT LIABILITIES	1,264,697	858,309
LONG-TERM LIABILITIES
Notes payable	500,000	-
TOTAL LONG-TERM LIABILITIES	500,000	-

TOTAL LIABILITIES	1,764,697	858,309

STOCKHOLDERS’ EQUITY
Common stock, par value $.001, 100,000,000 shares
authorized, 59,506,286 and 55,306,286 shares issued and outstanding at December 31, 2014 and December 31, 2013 respectively	59,506	55,306
Additional paid in capital	12,879,982	9,056,279
Deficit accumulated during the development stage	(14,515,214)	(8,242,247)
TOTAL STOCKHOLDERS’ EQUITY	(1,575,726)	869,338
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 188,971	$ 1,727,647

The accompanying notes are an integral part of these consolidated financial statements.

Statement 2

ArtVentive Medical Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2014 and December 31, 2013

	For the year ended December 31, 2014	For the year ended December 31, 2013
REVENUES	$ 111,732	$ NIL
COST OF GOODS SOLD	111,732	NIL
GROSS PROFIT	-	-
OPERATING EXPENSES
Exploration costs	-	-
Research and development	3,127,850	2,046,796
Selling, general and administrative	3,142,652	1,448,821
Depreciation expense	3,164	1,460
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(6,273,666)	(3,497,077)
OTHER INCOME
Interest income	699	786
Income taxes	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(6,272,967)	(3,496,291)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (6,272,967)	$ (3,496,291)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.11)	$ (0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING	57,352,546	52,346,677

The accompanying notes are an integral part of these consolidated financial statements.

Statement 3

ArtVentive Medical Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and December 31, 2013

	For the year ended December 31, 2014	For the year ended December 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (6,272,967)	$ (3,496,291)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	-	-
Depreciation expense	3,164	1,460
Issuance of common stock and options for services	47,903	24,733
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(22,662)	-
Prepaid expenses	8,050	(3,050)
Inventory	3,165	(26,903)
Deposits	26,041	-
Accounts payable	(51,112)	262,459
Payroll taxes payable	-	(84)
Accrued expenses	37,500	-
NET CASH USED BY OPERATING ACTIVITIES	(6,220,918)	(3,237,676)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,573)	(11,634)
NET CASH USED BY INVESTING ACTIVITIES	(1,573)	(11,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	4,200,000	4,358,000
Issuance of notes payable	500,000	-
Convertible note payable (see Note 5)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,700,000	4,358,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,522,491)	1,108,690
CASH, BEGINNING OF PERIOD	1,626,521	517,831
CASH, END OF PERIOD	$ 104,030	$ 1,626,521
CASH PAID DURING THE YEAR:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Non-cash investing and financing activites:
ACCRUAL OF STOCK ISSUANCE COST	$ 420,000	$ 435,800

The accompanying notes are an integral part of these consolidated financial statements.

Statement 4

ArtVentive Medical Group, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

December 31, 2014 and December 31, 2013

	Common	Share	Additional Paid in	Deficit Accumulated	Accumulated Other Stockholders’	Total Equity
	Shares	Amount	For period	During Period	Income	(Deficit)
BALANCE, JANUARY 1, 2013	50,948,286	$ 50,949	$ 5,113,703	$ (4,745,956)	$ -	$ 418,696
Common shares issued in private placement	4,358,000	4,357	4,353,643			4,358,000
Common shares to be issued as finder’s fee			(435,800)			(435,800)

Stock options issued for services			24,733			24,733
Loss during year (2013)				(3,496,291)		(3,496,291)
BALANCE, DECEMBER 31, 2013	55,306,286	$ 55,306	$ 9,056,279	$ (8,242,247)	$ -	$ 869,338
Common shares issued in private placement	4,200,000	4,200	4,195,800			4,200,000
Common shares to be issued as finder’s fee			(420,000)			(420,000)
Stock options issued for services			47,903			47,903
Loss during year (2014)				(6,272,967)		(6,272,967)
BALANCE, DECEMBER 31, 2014	59,506,286	$ 59,506	$ 12,879,982	$ (14,515,214)	$ -	$ (1,575,726)

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

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

2.

ORGANIZATION

The Company was incorporated on January 23, 2007.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company and on December 3, 2014 the Company received FDA approval and began to prepare the foundation for its USA and global launch.

The accompanying notes are an integral part of these consolidated financial statements.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

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

The Company had the following potential common stock equivalents at December 31, 2014:

Common stock warrants

4,200,000

Common stock options

   305,000

Total common stock equivalents

4,505,000

Since the Company reflected a net loss in 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

The following table sets forth the computation of earnings per share:

                                 December 31, 2014     December 31, 2013

Net income (loss)                                                     $ (6,272,967)             $   (3,496,291)

Weighted average common shares outstanding         57,352,546                   52,346,677

Net (loss) per share                                                    $       (0.11)                $          (0.07)

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	December 31, 2014	December 31, 2013
Computer equipment Office furniture	5 years 7 years	$ 13,207 4,746	$ 11,634 4,746

Less accumulated depreciation		(5,467)	(2,303)

Net property and equipment		$ 12,486	$ 14,077

INVENTORY

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of December 31, 2013 all inventory consisted of raw materials and as of December 31, 2014 all inventory consisted of finished goods.

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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $104,030 as of December 31, 2014.

RECEIVABLES

The accounts receivable balance of $22,662 as of December 31, 2014 is comprised of balances due from two customers; Medicor ($13,212) and Angiocare ($9,450).  There were no accounts receivable as of December 31, 2013.  No bad debts were written off.

REVENUE RECOGNITION

Revenue for the sale of goods in the course of the ordinary activities is measured at the fair value of the consideration received or receivable, net of returns.  Revenue for sale of goods is recognized when the significant risks and rewards of ownership have been transferred to the buyer, recovery of the consideration is probable, the associated costs and possible return of the goods can be estimated reliably, there is no continuing involvement with the goods, and the amount of revenue can be measured reliably.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions, which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of December 31, 2014, the Company had no deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

4.

NOTE PAYABLE

On April 1, 2014, the Company borrowed $250,000 from an unrelated party and issued a note payable on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is now due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all of part of the debt, including interest, into common stock of the Company at any time at the rate of $1 per share.

On April 1, 2014, the Company borrowed $250,000 from an unrelated party and issued a note payable on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is now due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all of part of the debt, including interest, into common stock of the Company at any time at the rate of $1 per share.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

	December 31, 2014	December 31, 2013
Note payable to a private party, with interest at 3.0%, with the balance, interest and principal, due December 31, 2017	$ 250,000	$ -
Note payable to a private party, with interest at 3.0%, with the balance, interest and principal, due December 31, 2017	250,000	-
Total	500,000	-
Less current maturities of long-term debt	-	-
Noncurrent maturities of long-term debt	$ 500,000	$ -

Maturities on long-term debt are as follows:

2015	-
2016	-
2017	$ 500,000
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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

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

Effective October 15, 2014, 100,000 shares were issued in a private placement for the receipt of $100,000

Effective November 7, 2014, 80,000 shares were issued in a private placement for the receipt of $80,000.

Effective November 28, 2014, 70,000 shares were issued in a private placement for the receipt of $70,000.

Effective December 4, 2014, 250,000 shares were issued in a private placement for the receipt of $250,000.

Effective December 15, 2014, 250,000 shares were issued in a private placement for the receipt of $250,000

Effective December 29, 2014, 250,000 shares were issued in a private placement for the receipt of $250,000

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2014, the Company had a negative working capital balance of $1,113,219 and an accumulated deficit of $14,515,214.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to implement its business plan is dependent upon, among other things, obtaining additional financing to continue operations, research, development and production of its product.

The Company has a present offering to a shareholder for 15,000,000 shares, of which 9,700,000 has been subscribed to date.  The Company continues to offer the remaining 5,300,000 shares to that shareholder.  With other potential future financing, management believes these initiatives alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed Accounting Standards Update (“ASU”) through ASU No. 2014-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

8.

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Exploration and development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Tax operating loss carryforwards generated during the period from January 23, 2007 (date of inception) through December 31, 2014 of approximately $14,492,206 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $6,074,247 (2013 – $3,407,430) related to net operating loss carry-forwards and $99,915 related to stock-based compensation were offset by the valuation allowance in the same amount.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 23, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2014, 2013, 2012 and 2011 are open for examination under Federal Statute of Limitations and for the years ended December 31, 2014, 2013 and 2012 under the State of California Statute of Limitations.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

Components of income tax benefits are as follows:

Years Ended December 31,
	2014	2013
Current	$ -	$ -
Federal	-	-
State	-	-
Deferred	-	-
	$ -	$ -

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31
	2014	2013
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$ (2,132,809)	$ (1,188,739)
Change in valuation allowance	2,687,339	1,497,811
State taxes (net of federal benefit)	(554,530)	(309,072)
	$ -	$ -

9.

WARRANTS AND OPTIONS

During the fiscal year ended December 31, 2014, the Company granted 4,200,000 warrants to purchase shares of Common Stock which all have a 1 year exercise term.  The Company valued these warrants utilizing a Black-Scholes option pricing model and the fair value was recorded in additional paid-in capital.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Granted-2013	4,358,000	$ 1.50
Exercised-2013	-	-
Forfeited-2013	(1,500,000)	$ 1.50
Outstanding – December 31, 2013	4,358,000	$ 1.50
Exercisable – December 31, 2013	4,358,000	$ 1.50

	Warrants	Weighted Average Exercise Price
Granted-2014	4,200,000	$ 1.50
Exercised-2014	-	-
Forfeited-2014	(4,358,000)	$ 1.50
Outstanding – December 31, 2014	4,200,000	$ 1.50
Exercisable – December 31, 2014	4,200,000	$ 1.50

Warrants outstanding and exercisable at December 31, 2014 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	400,000	0.01 years	$1.50	400,000	$1.50
$1.50	400,000	0.10 years	$1.50	400,000	$1.50
$1.50	300,000	0.18 years	$1.50	300,000	$1.50
$1.50	100,000	0.39 years	$1.50	100,000	$1.50
$1.50	1,000,000	0.48 years	$1.50	1,000,000	$1.50
$1.50	500,000	0.55 years	$1.50	500,000	$1.50
$1.50	250,000	0.65 years	$1.50	250,000	$1.50
$1.50	150,000	0.71 years	$1.50	150,000	$1.50
$1.50	100,000	0.75 years	$1.50	100,000	$1.50
$1.50	100,000	0.79 years	$1.50	100,000	$1.50
$1.50	80,000	0.85 years	$1.50	80,000	$1.50
$1.50	70,000	0.91 years	$1.50	70,000	$1.50
$1.50	250,000	0.92 years	$1.50	250,000	$1.50
$1.50	250,000	0.96 years	$1.50	250,000	$1.50
$1.50	250.000	1.00 years	$1.50	250,000	$1.50

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

Stock option activity is as follows:

Effective November 2, 2010, the Board of Directors of the Company granted 50,000 non-statutory stock options to a former consultant at an exercise price of $.001 per share with the vesting date of November 2, 2013 and an expiration date of November 2, 2016.

Effective February 1, 2013, the Board of Directors of the Company granted 20,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of February 1, 2013 and an expiration date of February 1, 2018.

Effective February 1, 2013, the Board of Directors of the Company granted 5,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of February 1 2013 and an expiration date of February 1, 2018.

Effective February 1, 2013, the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of February 1 2013 and an expiration date of February 1, 2018.

Effective March 1, 2013, the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of March 1, 2013 and an expiration date of March 1, 2018.

Effective December 1, 2013, the Board of Directors granted 200,000 stock options deemed an Incentive Stock Option (ISO) to a current employee, at an exercise price of $1.00 per share with 25% exercisable on January 1, 2014;  and an additional 25% exercisable on each of the next succeeding three anniversaries of December 1, on a cumulative basis, so that the Option, or any unexercised portion, shall be fully exercisable on and after December 1, 2017.  The stock options have an expiration date of November 30, 2023.

Effective December 27, 2013, the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of December 27, 2013, and an expiration date of December 27, 2018.

Effective December 27, 2013, the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of December 27, 2013, and an expiration date of December 27, 2018.

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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

Warrant activity is as follows:

Warrants issued during 2013, totaling 4,358,000, expired during 2014.

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

Effective July 23, 2014, 500,000 warrants were issued. The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective August 29, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 29, 2014, 150,000 warrants were issued. The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 30, 2014, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective October 15, 2014, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective November 7, 2014, 80,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

Effective November 28, 2014, 70,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 4, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 15, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

Effective December 31, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

Options outstanding and exercisable at December 31, 2014 are as follows:

	Options	Weighted Average Exercise Price
Granted-2013	255,000	$ 1.00
Exercised-2013	-	-
Forfeited-2013	-	$ -
Outstanding – December 31, 2013	305,000	$ 0.836
Exercisable – December 31, 2013	105,000	$ 0.524
	Options	Weighted Average Exercise Price
Granted-2014	-	$ -
Exercised-2014	-	-
Forfeited-2014	-	-
Outstanding – December 31, 2014	305,000	$ 0.836
Exercisable – December 31, 2014	155,000	$ 0.678

Options outstanding and exercisable at December 31, 2014 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	1.84 years	$0.001	50,000	$0.001
$1.000	35,000	3.09 years	$1.000	35,000	$1.000
$1.000	10,000	3.16 years	$1.000	10,000	$1.000
$1.000	10,000	3.99 years	$1.000	10,000	$1.000
$1.000	200,000	8.92 years	$1.000	50,000	$1.000

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2014

10.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014, up through the date these consolidated financial statements were issued.

Effective January 1, 2015, the Board of Directors granted 50,000 stock options deemed an Incentive Stock Option (ISO) to a current employee, at an exercise price of $1.00 per share with 25%  exercisable on January 1, 2016;  and an additional 25% exercisable on each of the next succeeding three anniversaries of January 1, on a cumulative basis, so that the Option, or any unexercised portion, shall be fully exercisable on and after January 1, 2019.  The stock options have an expiration date of January 1, 2025.

Effective January 5, 2015, the Company issued 250,000 shares in a private placement for a receipt of $300,000

Effective January 23, 2015, the Company issued 250,000 shares in a private placement for a receipt of $300,000

ITEM 9A.   CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was not effective due to the small size of the Company and lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Within the next 60 days, to strengthen the Company’s manufacturing capacity, the Company expects to enter into a manufacturing partnership with the international medical device leader, Creganna-Tactx Medical.  Creganna is headquartered in Galway, Ireland with offices and manufacturing facilities in Singapore, Costa Rica and the USA embracing over 1800 employees. Creganna’s management has an exceptional range of professional and hands-on experience in medical device design, development, regulation, and manufacturing.

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

The following table sets forth certain information, as of December 31, 2014, with respect to the directors and executive officers.

Name	Positions Held	Age

H. James Graham	CEO, CFO, Chairman	64
Leon Rudakov	President, CTO, Director	61

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

Certain biographical information of our directors and officers is set forth below as follows;

H. James Graham has acted as President and CEO of a number of successful corporations, including start-up companies. Since 2010, Mr. Graham has led corporations through the development of global business and marketing strategies in addition to drafting and negotiating international management and distribution agreements.  In 2000, Mr. Graham co-founded CyberBroadcastOne Inc., an interactive broadcast company based on the foundation of education, entertainment and commerce.  Mr. Graham served as the President and CEO through to 2006.

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

Dr. Leon Rudakov has more than 25 years’ experience in R&D, engineering, product development and project management. He holds a Ph.D. in mechanical engineering from the Moscow Institute of Aviation, and completed Business Executive Program at the Fuqua Business School of the Duke University, NC. He held several executive management and R&D positions with international corporations and start-up companies.

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

In 2009, Dr. Rudakov joined ArtVentive, Inc., of San Marcos, California, as Chief Executive Officer and Chief Technology Officer.

John Rappe brings over twenty years of experience in marketing, sales management, sales training and business development in the medical device industry.  His background includes global responsibilities in marketing, working with distribution partners, direct sales, and management with small and large companies alike.

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

Henk van der Laak brings extensive experience to his position heading the Company’s marketing and sales in Europe. He was most recently with Hemocue AB, a producer of diagnostic testing devices for the healthcare industry, and previously served in European sales leadership roles with SenoRx, Inc. and the Cordis Corporation, a Johnson and Johnson Company.

Mr. van der Laak will lead and assist the Company’s Distribution partners, analyze and define market opportunities and will also be responsible for clinical training, leadership, sales training and market development.  This is essential in meeting the European demand for the EOS™ Device and the long-range growth of the Company’s European business.

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

Code of Ethics

The Company adopted a Code of Conduct and Ethics filed on September 13, 2013.

ITEM 11

EXECUTIVE COMPENSATION

The following summary compensation table indicates the compensation earned during the years ended December 31, 2014 and 2013 by each person who served as a principal executive officer or principal financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4)	Total
Leon Rudakov(1)	2014 2013	$250,000 $216,667	0 0	0 0	0 0	0 0	0 0	0 0	$250,000 $216,667
H. James Graham(2)	2014 2013		0 0	0 0	0 0	0 0	0 0	$260,000 $226,667	$260,000 $226,667

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

Stock Option Grants

As of the date of this Report, the Company has granted 305,000 stock options to consultants for services rendered.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 31, 2014, by:

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

Name and Address of Beneficial Owner	Title of Class (1)	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership(2)
MLPRP Enterprises, LLC 17624 15th Ave. SE Suite 112 Mill Creek, WA 98012	Common	3,583,718	6.0%
David Gilbert #1201 – 168 Chadwick Ct. N. Vancouver, BC Canada V7M 3L4	Common	4,100,000	6.8%
Bianca Gilbert #212 – 5649 Kings Road Vancouver, BC, Canada V6T 1K9	Common	3,900,000	6.5%
Cassin Route Holdings Ltd(3) c/o Thorsteinssons, LLC PO Box 49123 Three Bentall Centre 27th Floor, 595 Burrand Street Vancouver, BC V7X 1J2	Common	5,700,000	9.5
Philippe Gailloud c/o Parsons/Burnett/Bjordahl/Hume, LLP 10655 NE 4th Street Suite 801 Bellevue, WA 98004	Common	8,515,000	14.2%
Indian Creek International, SA c/o Parsons/Burnett/Bjordahl/Hume, LLP 10900 NE 4th Street, Suite 1850 Bellevue, WA 98004	Common	4,400,000	7.3%
Cede & Co. P.O. Box 222 Bowling Green Station New York, NY 10274	Common	3,578,200	6.0%

Oxley Associates Group, Inc. Salduba Building, Third Floor Urbanizcion Obarrio Panama City, Panama	Common	5,058,000	8.4%
Ceylon Enterprises Wickhams Kay II Clarence Old Thomas Building PO Box 3159 Road Town, Tortola, BVI	Common	5,500,000	9.2%

Leon Rudakov, President, CTO, Director	Common	8,515,000	14.3%
H. James Graham, CFO, CEO, Chairman(4)	Common	2,500,000 directly 5,700,000 indirectly	13.7%
All officers and directors as a group (2 persons)(5)	Common	16,715,000	28%

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

(2)

Percentage based upon 60,006,286 shares of common stock issued and outstanding as of March 26, 2015.

(3)

H. James Graham is a beneficial shareholder of Cassin Route Holdings and these shares are also included in the calculation of ownership for purposes of disclosing the amount of shares controlled by the officers and directors.

(4)

H. James Graham is a beneficially holder of Cassin Route Holdings.  Those shares are being including in the calculation of the number of shares controlled by the officers and directors

(5)

H. James Graham is a beneficial shareholder of Cassin Route Holdings and these shares are included in the calculation of the number of shares controlled by the officers and directors

ITEM 13

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by its principal accountant for services rendered during the fiscal year ended December 31, 2014 and 2013 is set forth in the table below:

Fee Category	Fiscal year ended December 31, 2014	Fiscal year ended December 31, 2013

Audit fees (1)	$27,000	$23,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$27,000	$23,000

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

March 30, 2015

/s/ Dr. Leon Rudakov

Dr. Leon Rudakov

President, CTO

/s/ H. James Graham

H. James Graham

CEO, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Leon Rukaov

Date:  March 30, 2015

Dr. Leon Rudakov, Director

/s/ H. James Graham

Date:  March 30, 2015

H. James Graham, Chairman