Form 10-Q
period 2015-03-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2015-05-18
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 201531, 2014rch 31, 2014

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

As of May 12, 2015 there were 60,406,286 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

Consolidated Financial Statements (Unaudited)

For the Three Month Periods ended March 31, 2015 and March 31, 2014

Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three month periods ended March 31, 2015 and March 31, 2014  Statement 2

Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2015 and March 31, 2014

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

ASSETS	March 31,
	2015 (unaudited)	December 31, 2014
CURRENT
Cash and cash equivalents	$ 80,480	$ 104,030
Accounts receivable	22,610	22,662
Prepaid expenses	1,048	1,048
Inventory	61,687	23,738
TOTAL CURRENT ASSETS	165,825	151,478
PROPERTY, PLANT AND EQUIPMENT
Office equipment	20,893	17,953
Accumulated depreciation	(6,397)	(5,467)
NET PROPERTY, PLANT AND EQUIPMENT	14,496	12,486
OTHER ASSETS
Deposits	28,869	25,007
TOTAL OTHER ASSETS	28,869	25,007

TOTAL ASSETS	$ 209,190	$ 188,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES
Accounts payable	$ 483,522	$ 221,397
Accrued expenses	1,070,800	1,043,300
Payroll taxes payable	61	-
TOTAL CURRENT LIABILITIES	1,554,383	1,264,697

LONG-TERM LIABILITES
Notes payable	$ 500,000	$ 500,000
TOTAL LONG-TERM LIABILITIES	500,000	500,000

TOTAL LIABILITIES	$ 2,054,383	$ 1,764,697

(See accompanying notes)

ArtVentive Medical Group, Inc. Consolidated Balance Sheets March 31, 2015 and December 31, 2014
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 60,156,286 and 59,506,286 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	$ 60,156	$ 59,506
Additional paid in capital	13,498,047	12,879,982
Retained deficit	(15,403,396)	(14,515,214)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,845,193)	(1,575,726)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 209,190	$ 188,971

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended March 31, 2015 and March 31, 2015

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
REVENUES	$ 64,187	$ 10,165
COST OF GOODS SOLD	64,187	10,165
GROSS PROFIT	-	-

OPERATING EXPENSES
Exploration costs	-	-
Research and development	301,926	289,522
Selling, general and administrative	585,327	1,466,676
Depreciation expense	930	771
TOTAL OPERATING EXPENSES	(888,183)	(1,756,969)
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(888,183)	(1,756,969)
OTHER INCOME/(EXPENSE)
Interest income	1	477
Income taxes	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(888,182)	(1,756,492)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (888,182)	$ (1,756,492)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ (0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING	59,765,175	56,022,953

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2015 and March 31, 2014

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (888,182)	$ (1,756,492)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	33,715	-
Depreciation expense	930	771

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	52	(10,165)
Prepaid expenses	-	8,050
Inventory	(37,949)	(253,242)
Deposits	(3,862)	-
Accounts payable	262,125	(127,825)
Payroll taxes payable	61	-
Accrued expenses	(37,500)	-
NET CASH USED BY OPERATING ACTIVITIES	(670,610)	(2,138,903)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,940)	-
NET CASH USED BY INVESTING ACTIVITIES	(2,940)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	650,000	1,100,000
Issuance of notes payable	-	500,000
Convertible note payable (see Note 4)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	650,000	1,600,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,550)	(538,903)
CASH, BEGINNING OF PERIOD	104,030	1,626,521
CASH, END OF PERIOD	$ 80,480	$ 1,087,618

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -
FORGIVENESS OF RELATED PARTY NOTE; APPLIED TO PAID IN CAPITAL	$ -	$ -
ACCRUAL OF STOCK ISSUANCE COST	$ 65,000	$ 110,000

(See accompanying notes)

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2015.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2015.

2.

ORGANIZATION

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

The Company is a medical device corporation, focused on developing, manufacturing and marketing a family of Endoluminal Occlusion Devices (EOS TM).  Through its innovative, proprietary technology the Company has developed unique minimally invasive occlusion devices and procedures, bringing the current interventional, image guided techniques to a new level of sophistication, potentially resolving significant and unaddressed health issues. The EOS device being developed by the Company targets a substantive market demand in several major clinical areas, including women's health, peripheral and neurological vascular disorders, and interventional cardiology procedures.

To date, the Company’s activities have been committed to the development of the EOSTM, intellectual property, animal studies, human studies, patent filings, manufacturing, sales, marketing and implementing its regulatory strategy for clinical indications pertinent to European and FDA

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Submissions and approvals, corporate operations and the raising of equity capital.

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

The Company filed additional patent applications expanding its patent reach of the ArtVentive EOS™ device to 24 patents or patent applications.

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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

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

The Company had the following potential common stock equivalents at March 31, 2015:

Common stock warrants

3,750,000

Common stock options

   365,000

Convertible notes payable

   515,835

Total common stock equivalents

4,630,835

Since the Company reflected a net loss as of March 31, 2015 and 2014, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

                  March 31, 2015              March 31, 2014

Net income (loss)                                                     $     (888,182)           $      (1,756,492)

Weighted average common shares outstanding          59,765,175                   56,022,953

Net (loss) per share                                                  $       (0.01)               $            (0.03)

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	March 31, 2015	December 31, 2014
Computer equipment Office furniture	5 years 7 years	$ 16,147 4,746	$ 13,207 4,746

Less accumulated depreciation		(6,397)	(5,467)

Net property and equipment		$ 14,496	$ 12,486

INVENTORY

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of March 31, 2015 and December 31, 2014, all inventory  consisted of finished goods.

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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of funds on hand, deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $80,480 at March 31, 2015.

REVENUE RECOGNITION

Revenue for the sale of goods in the course of the ordinary activities is measured at the fair value of the consideration received or receivable, net of returns.  Revenue for sale of goods is recognized when the significant risks and rewards of ownership have been transferred to the buyer, recovery of the consideration is probable, the associated costs and possible return of the goods can be estimated reliably, there is no continuing involvement with the goods, and the amount of the revenue can be measured reliably.

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of March 31, 2015 and December 31, 2014, the Company had no deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

4.

NOTE PAYABLE

On April 1, 2014, the Company borrowed $250,000 from an unrelated party and issued a note payable on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is now due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all or part of the debt, including interest, into common stock of the Company at any time at the rate of $1 per share.

On April 1, 2014, the Company borrowed $250,000 from an unrelated party and issued a note payable on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is now due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all or part of the debt, including interest, into common stock of the Company at any time at the rate of $1 per share.

	March 31, 2015	December 31, 2014
Note payable to private party, with interest at 3.0%, with the balance, interest and principal, due December 31, 2017	$ 250,000	$ 250,000
Note payable to private party, with interest at 3.0%, with the balance, interest and principal, due December 31, 2017	250,000	250,000
Total	500,000	500,000
Less current maturities of long-term debt	-	-
Noncurrent maturities of long-term debt	$ 500,000	$ 500,000

Maturities on long-term debt are as follows:

2015	$ -
2016	-
2017	$ 500,000
$ 500,000

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

5.

SHARE CAPITAL

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

Effective December 15, 2014, 250,000 shares were issued in a private placement for the receipt of $250,000

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Effective December 29, 2014, 250,000 shares were issued in a private placement for the receipt of $250,000

Effective January 23, 2015, 250,000 shares were issued in a private placement for the receipt of $250,000.

Effective February 27, 2015, 150,000 shares were issued in a private placement for the receipt of $250,000

Effective March 15, 2015, 100,000 shares were issued in a private placement for the receipt of $100,000

Effective March 31, 2015, 150,000 shares were issued in a private placement for the receipt of $150,000

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2015, the Company has a negative working capital balance of $1,388,558 and an accumulated deficit of $15,403,396.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to implement its business plan is dependent upon, among other things, obtaining additional financing to continue operations, research and development and production of its product.

The Company has a present offering to a shareholder for 15,000,000 shares, of which 9,858,000 has been subscribed to date.  The Company continues to offer the remaining 5,142,000 shares to that shareholder.  With other potential future financing, management believes these initiatives alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates (“ASU”) ASU No. 2015-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through March 31, 2015, of approximately $15.3 million, will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $6.4 million related to net operating loss carry-forwards, and approximately $150,000 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the three months ended March 31, 2015 and 2014, the allowance increased by approximately $370,000 and $750,000, respectively.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 23, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2015, or December 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

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

Components of income tax benefits are as follows:

Years Ended December 31,
2014	2013
$ -	$ -
-	-
-	-
-	-
-	-

9.

WARRANTS AND OPTIONS

Warrants:

During the fiscal year ended December 31, 2014, the Company granted 4,200,000 warrants to purchase shares of Common Stock which all have a 1 year exercise term, of which 3,100,000 remain outstanding at March 31, 2015.  During the quarter ended March 31, 2015, 650,000 warrants were issued.  The Company valued all warrants utilizing a Black-Scholes option pricing model and the fair value was recorded in additional paid-in capital.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable – December 31, 2013	4,358,000	$ 1.50
Granted-2014	4,200,000	1.50
Exercised-2014	-	-
Forfeited-2014	(4,358,000)	-
Outstanding – December 31, 2014	4,200,000	$ 1.50
Exercisable – December 31, 2014	4,200,000	$ 1.50

	Warrants	Weighted Average Exercise Price
Granted-2015 (at March 31, 2015)	650,000	$ 1.50
Exercised-2015 (at March 31,2015)	-	-
Forfeited-2015 (at March 31, 2015)	(1,100,000)	$ 1.50
Outstanding – March 31, 2015	3,750,000	$ 1.50
Exercisable – March 31, 2015	3,750,000	$ 1.50

Warrants outstanding and exercisable at March 31, 2015 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	100,000	0.14 years	$1.50	100,000	$1.50
$1.50	1,000,000	0.23 years	$1.50	1,000,000	$1.50
$1.50	500,000	0.31 years	$1.50	500,000	$1.50
$1.50	250,000	0.40 years	$1.50	250,000	$1.50
$1.50	150,000	0.46 years	$1.50	150,000	$1.50
$1.50	100,000	0.50 years	$1.50	100,000	$1.50
$1.50	100,000	0.54 years	$1.50	100,000	$1.50
$1.50	80,000	0.61 years	$1.50	80,000	$1.50
$1.50	70,000	0.66 years	$1.50	70,000	$1.50
$1.50	250,000	0.67 years	$1.50	250,000	$1.50
$1.50	250,000	0.71 years	$1.50	250,000	$1.50
$1.50	250,000	0.75 years	$1.50	250,000	$1.50
$1.50	250,000	0.78 years	$1.50	250,000	$1.50
$1.50	150,000	0.91 years	$1.50	150,000	$1.50
$1.50	100,000	0.96 years	$1.50	100,000	$1.50
$1.50	150,000	1.00 years	$1.50	150,000	$1.50

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Warrant activity is as follows:

Effective May 23 2014, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective June 24, 2014, 1,000,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective July 23 2014, 500,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective August 29 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 29, 20144, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 30, 2013, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective October 15 2014, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective November 7, 2014, 80,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective November 28, 2014, 70,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 4, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 15, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Effective January 3, 2015, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective January 23, 2015, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective January 30, 2015, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective March 15, 2015, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective March 31, 2015, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Stock Options:

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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Options outstanding and exercisable at March 31, 2015 are as follows:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2013	305,000	$ 0.836
Exercisable – December 31, 2013	105,000	$ 0.524
Granted-2014	-	$ -
Exercised-2014	-	-
Forfeited-2014	-	-
Outstanding – December 31, 2014	305,000	$ 0.836
Exercisable – December 31, 2014	155,000	$ 0.678
	Options	Weighted Average Exercise Price
Granted-2015 (at March 31, 2015)	60,000	$ -
Exercised-2014 (at March 31, 2015)	-	-
Forfeited-2014 (at March 31, 2015)	-	$ -
Outstanding – March 31, 2015	365,000	$ 0.863
Exercisable – March 31, 2015	215,000	$ 0.767

Options outstanding and exercisable at March 31, 2015 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	1.59 years	$0.001	50,000	$0.001
$1.000	35,000	2.84 years	$1.000	35,000	$1.000
$1.000	10,000	2.92 years	$1.000	10,000	$1.000
$1.000	200,000	8.67 years	$1.000	50,000	$1.000
$1.00	10,000	3.74 years	$1.000	10,000	$1.000
$1.00	50,000	9.76 years	$1.000	50,000	$1.000
$1.00	10,000	9.82 years	$1.000	10,000	$1.000

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Stock option activity is as follows:

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

Effective January 1, 2015 the Board of Directors of the Company granted 50,000 non-statutory incentive stock options to a current employee at an exercise price of $1.00 per share with 25% of the shares vested on January 1, 2016 and an additional 25% of shares exercisable on each of the next succeeding three anniversaries of January 1, with the full portion exercisable on and after January 1, 2019.  These shares have an expiration date of January 1, 2025.

Effective January 23, 2015 the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of January 23, 2015 and an expiration date of January 23, 2025.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

10.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2015, up through the date these consolidated financial statements were issued.

Effective April 24, 2015, 150,000 shares were issued in a private placement for the receipt of $150,000

Effective May 5, 2015, 100,000 shares were issued in a private placement for the receipt of $100,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ArtVentive Medical Group, Inc. (the “Company”), is a Nevada Corporation traded on the OTCQB (symbol AVTD).  On January 9, 2010, the Company completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company.

The Company remains focused on developing, manufacturing and marketing a family of Endoluminal Occlusion devices (EOS™).  The Company, through its proprietary technology has developed minimally invasive occlusion devices and procedures, allowing for the current interventional, image guided techniques to resolve potentially significant and unaddressed health issues.  The ArtVentive EOS™ Peripheral device was developed by the Company to target the arterial and venous embolization peripheral vasculature markets.  The Company is currently expanding its EOS™ development to encompass several additional major clinical areas, including, but not limited to neuro vascular disorders, interventional oncology, women's health and interventional cardiology procedures.

The Company is expanding its product portfolio to include a proprietary Catheter-Assisted Endovascular Tumor Treatment (CAETT™) system to deliver drugs and agents for minimally invasive, controlled and localized treatment of tumors as the Company enters the interventional oncology arena.

The Company is also continuing its ongoing expansion of the ArtVentive EOS™ peripheral device by developing a second generation of the device in enhancing the profile reductions from the current 6fr to a 5fr and 4fr (for some applicable sizes) catheter, while expanding the opportunity to advance into new areas in treating a larger range of vessel sizes, expanding clinical applications and market opportunities.   The Generation II EOS™ technology will add additional sizes to its current EOS™ portfolio of 5mm, 8mm and 11mm to include the ability of treating vessels in the range of 2-20mm, while achieving a lower profile for the device.

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

The Company completed a comprehensive ISO Certification audit performed by BSI Product Services.  BSI is an international ISO 9000/ISO Registrar and CE Mark Notified Body required for the European Regulatory approval and subsequent CE Mark certification.  The audit confirmed that the Company’s Document and Quality control systems were to ISO standards, and in compliance with international requirements for the maintaining quality of the products without non-conformities.

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

The Company filed additional patent applications expanding its patent reach of the ArtVentive EOS™ device to 24 patents or patent applications.

The Company filed an International patent application expanding the patent reach of its ArtVentive EOS™ device for contraception as it prepares the foundation for the launch of the Women’s Health division during 2015.  In addition, the Company received confirmation of its registration of the ArtVentive™ trademark for China.

The Company launched a Post Market Human Surveillance initiative throughout Europe, Australia and New Zealand. This clinical program is progressing, and designed to collect confirmatory data in support of the safety and performance of the ArtVentive Medical Group Endoluminal Occlusion System – EOS™.  Additional post market studies will commence in the US following FDA approval and commercialization.

The OCCLUDE I registry will be dedicated to venous indications with a planned 40 subjects to be enrolled with a maximum of 10 subjects per center. The OCCLUDE II registry will focus on arterial indications with up to 40 subjects to be enrolled in each study with a maximum of 10 subjects per center.

The Company currently has agreements encompassing twenty European countries.  Management is in the process of executing similar distribution agreements for several other European countries.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Management reported that Mr. van der Laak joined the Company in September 2014 as the Director of Sales for Europe.  Mr. Harsa was added to the Company’s sales organization as Regional Sales Director for the Eastern Region of the U.S. effective January 1, 2015.

The Company has developed a customized, comprehensive technology platform that will support management, distribution, sales and marketing globally by implementing a far-reaching Customer Relation Management (CRM) System.

The integrated Sales and Management Platform is comprised of three modules, each designed to be complimentary to the others, cloud-based and providing a high level of controlled information and intelligence to advance the Company’s information platform, marketing, sales and services to the interventional markets.

Management also reports that it had contracted with SalesForce.com, a global leader in CRM solutions and Financial Force, a leading provider of accounting, supply chain, human capital management and other solutions. This cloud-based platform eliminates the need for the Company to make a significant investment in hardware, software and personnel to manage customer information.   The Company’s management can access the customized applications via their laptop, iPad or iPhone.

Management showcased the ArtVentive EOS™ system during the its launch into the US markets  when it attended the Society of Interventional Radiology (“SIR”) Annual Scientific Meeting in Atlanta, Georgia in early March, and through its distribution partners when it attended the 18th European Vascular Conference in Maastricht, the Netherlands during mid-March 2015.The Company will continue  its directive to expand its reach into global markets by participating in the Charing Cross International Symposium (CX) in London during April 2015 and the CIRSE conference in Lisbon, Portugal during September 2015.

Results of Operations

During the first quarter of 2015, Management amended Research and Development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOS™ Peripheral device.  The Company has continued its focus on the European market expansion and USA launch of the EOS™ device, which requires the raising of additional financing for its continued  business development, including reimbursement, sales, marketing, branding, distribution, clinical studies, commercialization and ongoing Regulatory submissions.

The following summary are the results of operations, for the three-month periods ended March 31, 2015 and 2014, and should be read in conjunction with the audited consolidated financial statements, for the year ended December 31, 2014, as included in our Form 10-K.

Financial results for the three-month periods ended March 31, 2015 and 2014, are summarized as follows:

	For the three months ended March 31,
	2015	2014
Operating revenues	$64,187	$10,165
Operating expenses	888,183	1,756,969
Operating income (loss)	(888,183)	(1,756,969)
Other income (expense)	1	477
Provision for income tax	-	-
Net Income (Loss)	$(888,182)	$(1,756,492)

Revenue

Revenue commenced during first quarter 2014 and is derived solely from the sales of EOS devices.  The Company’s revenues of $64,187 was for the three months ending March 31, 2015, compared to revenues of $10,165 for the three months ending March 31, 2014.

Expenses

The Company’s total operating expenses for the three-month periods ended March 31, 2015 and 2014 are outlined in the table below:

	For the three months ended March 31,
	2015	2014
Research and development	301,926	289,522
Salaries and wages	-	-
Depreciation	930	771
Professional fees	-	-
Selling, General and administrative	585,327	1,466,676
Total	$888,183	$1,756,969

Research and development costs increased by $12,404 for the three months ending March 31, 2015 from the comparative period of 2014.  Management expects research and development costs to be maintained in the future due to the enhancement of current products and the development of new devices.  The Company expects wages and salaries to increase substantially in the next three and twelve months as it adds additional employees and sales consultants for its

sales, marketing and manufactured products.  Management projects   manufacturing costs to decrease over the next twelve months as it perfects its production capabilities. The Company anticipates continued professional fees, mainly from regulatory, legal and accounting, due to ongoing SEC reporting requirements.  General and administrative fees are for ongoing office expenses and other operating costs not directly related to the manufacturing costs.   Such fees decreased by $881,349 for the three months ended March 31, 2015 from the comparative period 2014.

Liquidity and Capital Resources

General

As of March 31, 2015, the Company had $80,480 in cash and cash equivalents.  The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet its need for cash management will need to raise additional funds.  Management anticipates that it will require an additional $10,000,000 over the next twelve months to further develop its devices and increased manufacturing projections.

Liquidity and Financial Condition

Working Capital
	At	At
	March 31,	December,	Increase/
	2015	2014	(Decrease)
Current Assets	$165,825	$151,478	$14,347
Current Liabilities	$1,554,383	$1,264,697	$289,686
Working Capital/( Deficit)	$(1,388,558)	$(1,113,219)	$(275,339)

Cash Flows
	Three Months Ended March,
	2015	2014
Net Cash Used in Operating Activities	$(670,610)	$(2,138,903)
Net Cash Used in Investing Activities	$(2,940)	$-
Net Cash Provided by (Used in) Financing Activities	$650,000	$1,600,000
Net Increase (decrease) in Cash During the Period	$(23,550)	$(538,903)

The Company has no known demands or commitments and is not aware of any events or uncertainties as of March 31, 2015, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Limited Operating History

There is no historical financial information about the Company on which to base an evaluation of our performance.  The Company has generated minimal revenues from operations.  Management cannot guarantee that it will be successful in its business operations.  The business is subject to risks inherent in the medical device business enterprise in a highly competitive industry, including limited capital resources, and possible cost overruns due to the price and cost increases in supplies and services.

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the first quarter ended March 31, 2015.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

May 15, 2015

/s/ H. JamesGraham

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakov

Dr. Leon Rudakov

President