Form 10-Q
period 2015-06-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2015-08-14
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 201531, 2014rch 31, 2014

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

As of August 10, 2015 there were 62,617,086 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ArtVentive Medical Group, Inc.

Consolidated Financial Statements (Unaudited)

For the Six Month Periods ended June 30, 2015 and June 30, 2014

Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014

Statement 1

Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six-month periods ended June 30, 2015 and June 30, 2014  Statement 2

Consolidated Statements of Cash Flows (unaudited) for the three month periods ended June 30, 2015 and June 30, 2014

Statement 3

Notes to Consolidated Financial Statements (unaudited)

Statement 1

ArtVentive Medical Group, Inc.

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

ASSETS	June 30,
	2015 (unaudited)	December 31, 2014
CURRENT
Cash and cash equivalents	$ 208,527	$ 104,030
Accounts receivable	71,206	22,662
Prepaid expenses	1,048	1,048
Inventory	196,814	23,738
TOTAL CURRENT ASSETS	477,595	151,478
PROPERTY, PLANT AND EQUIPMENT
Office equipment	23,802	17,953
Accumulated depreciation	(7,692)	(5,467)
NET PROPERTY, PLANT AND EQUIPMENT	16,110	12,486
OTHER ASSETS
Deposits	97,404	25,007
TOTAL OTHER ASSETS	97,404	25,007

TOTAL ASSETS	$ 591,109	$ 188,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES
Accounts payable	$ 475,650	$ 221,397
Accrued expenses	-	1,043,300
Payroll taxes payable	61	-
TOTAL CURRENT LIABILITIES	475,711	1,264,697

LONG-TERM LIABILITES
Notes payable	$ 500,000	$ 500,000
TOTAL LONG-TERM LIABILITIES	500,000	500,000

TOTAL LIABILITIES	$ 975,711	$ 1,764,697

(See accompanying notes)

ArtVentive Medical Group, Inc. Consolidated Balance Sheets June 30, 2015 and December 31, 2014
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $.001, 100,000,000 shares
authorized, 62,417,086 and 59,506,286 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	$ 62,417	$ 59,506
Additional paid in capital	15,921,578	12,879,982
Retained deficit	(16,368,597)	(14,515,214)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(384,602)	(1,575,726)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 591,109	$ 188,971

(See accompanying notes)

Statement 2

ArtVentive Medical Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Six Months Ended June 30, 2015 and June 30, 2014

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
REVENUES	$ 93,998	$ 25,470	$ 158,185	$ 35,635
COST OF GOODS SOLD	93,998	25,470	158,185	35,635
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES
Exploration costs	-	-	-	-
Research and development	324,136	1,369,916	626,062	1,659,438
Selling, general and administrative	639,771	185,423	1,225,098	1,652,099
Depreciation expense	1,295	772	2,225	1,543
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAX	(965,202)	(1,556,111)	(1,853,385)	(3,313,080)
OTHER INCOME/(EXPENSE)
INTEREST INCOME	1	141	2	618
Income tax expense (benefit)	-	-	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(965,201)	(1,555,970)	(1,853,383)	(3,312,462)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (965,201)	$ (1,555,970)	$ (1,853,383)	$ (3,312,462)
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.02)	(0.03)	(0.03)	(0.06)
WEIGHTED AVERAGE SHARES OUTSTANDING	60,370,475	56,434,734	60,038,298	56,174,903

(See accompanying notes)

Statement 3

ArtVentive Medical Group, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2015 and June 30, 2014

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (1,853,383)	$ (3,312,462)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Non-cash expenses	88,707	-
Depreciation expense	2,225	1,543

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(48,544)	(9,900)
Prepaid expenses	-	8,050
Inventory	(173,076)	(236,576)
Deposits	(72,397)	(26,099)
Accounts payable	254,253	(127,820)
Accrued expenses	(37,500)	-
Payroll taxes payable	61	-
NET CASH USED BY OPERATING ACTIVITIES	(1,839,654)	(3,703,264)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,849)	-
NET CASH USED BY INVESTING ACTIVITIES	(5,849)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,950,000	2,200,000
Issuance of notes payable	-	500,000
Convertible note payable (see Note 4)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,950,000	2,700,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,497	(1,003,264)
CASH, BEGINNING OF PERIOD	104,030	1,626,521
CASH, END OF PERIOD	$ 208,527	$ 623,257

NON-CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED UPON CONVERSION OF NOTE PAYABLE	$ -	$ -
TRANSFER OF STOCK FOR ACCRUED ISSUANCE COST	$ (1,070,800)	$ -
ACCRUAL OF STOCK ISSUANCE COST	$ 65,000	$ 220,000

(See accompanying notes)

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

1.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. “the Company” pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2015.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2015.

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

June 30, 2015

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

June 30, 2015

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

The Company had the following potential common stock equivalents at June 30, 2015:

Common stock warrants

3,950,000

Common stock options

   465,000

Convertible notes payable

   519,117

Total common stock equivalents

4,934,117

Since the Company reflected a net loss as of June 30, 2015 and 2014, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

                          June 30, 2015             June 30, 2014

Net income (loss)                                                     $    (1,853,383)           $      (3,312,462)

Weighted average common shares outstanding             60,038,298                   56,174,903

Net (loss) per share                                                  $       (0.03)               $            (0.06)

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

PROPERTY AND EQUIPMENT

The Company records property and equipment at cost and uses straight-line depreciation methods.

	Estimated Useful Lives	June 30, 2015	December 31, 2014
Computer equipment Office furniture	5 years 7 years	$ 19,056 4,746	$ 13,207 4,746

Less accumulated depreciation		(7,692)	(5,467)

Net property and equipment		$ 16,110	$ 12,486

INVENTORY

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of June 30, 2015 and December 31, 2014, all inventory consisted of finished goods.

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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist principally of funds on hand, deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $208,527 at June 30, 2015.

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

CONCENTRATION OF RISK

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000. As of June 30, 2015 and December 31, 2014, the Company had no deposits in excess of federally insured limits in its US bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

	June 30, 2015	December 31, 2014
Note payable to private party, with interest at 3.0%, with the balance, interest and principal, due December 31, 2017	$ 250,000	$ 250,000
Note payable to private party, with interest at 3.0%, with the balance, interest and principal, due December 31, 2017	250,000	250,000
Total	500,000	500,000
Less current maturities of long-term debt	-	-
Noncurrent maturities of long-term debt	$ 500,000	$ 500,000

Maturities on long-term debt are as follows:

2015	$ -
2016	-
2017	$ 500,000
$ 500,000

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Effective February 27, 2015, 150,000 shares were issued in a private placement for the receipt of $250,000

Effective March 15, 2015, 100,000 shares were issued in a private placement for the receipt of $100,000

Effective March 31, 2015, 150,000 shares were issued in a private placement for the receipt of $150,000

Effective April 16, 2015, 50,000 shares were issued in a private placement for the receipt of $50,000

Effective April 23, 2015, 150,000 shares were issued in a private placement for the receipt of $150,000.

Effective May 4, 2015, 100,000 shares were issued in a private placement for the receipt of $100,000.

Effective May 5, 2015, 960,800 shares were issued for $1,070,800 of prior years' accrued issuance costs.

Effective May 29, 2015, 500,000 shares were issued in a private placement for the receipt of $500,000.

Effective June, 2015, 500,000 shares were issued in a private placement for the receipt of $500,000.

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2015, the Company has a working capital balance of $1,884 and an accumulated deficit of $16,368,597.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to implement its business plan is dependent upon, among other things, obtaining additional financing to continue operations, research and development and production of its product.

The Company has a present offering to shareholders for 15,000,000 shares, of which 11,108,000 has been subscribed to date.  The Company continues to offer the remaining 3,892,000 shares to those shareholders.  With other potential future financing, management believes these initiatives alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Updates (“ASU”) ASU No. 2015-13 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Operating loss carry-forwards generated during the period of January 23, 2007 (date of inception), through June 30, 2015, of approximately $16.3 million, will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $6.8 million related to net operating loss carry-forwards, and approximately $150,000 related to stock-based compensation were offset by the valuation allowance in the same amount.  For the six months ended June 30, 2015 and 2014, the allowance increased by approximately $798,000 and $1,419,000, respectively.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 23, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2015, or December 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

9.

WARRANTS AND OPTIONS

Warrants:

During the fiscal year ended December 31, 2014, the Company granted 4,200,000 warrants to purchase shares of Common Stock which all have a 1 year exercise term, of which 3,100,000 remain outstanding at March 31, 2015.  During the quarter ended June 30, 2015, 1,300,000 warrants were issued.  The Company valued all warrants utilizing a Black-Scholes option pricing model and the fair value was recorded in additional paid-in capital.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Exercisable – December 31, 2013	4,358,000	$ 1.50
Granted-2014	4,200,000	1.50
Exercised-2014	-	-
Forfeited-2014	(4,358,000)	-
Outstanding – December 31, 2014	4,200,000	$ 1.50
Exercisable – December 31, 2014	4,200,000	$ 1.50

	Warrants	Weighted Average Exercise Price
Granted-2015 (at June 30, 2015)	1,950,000	$ 1.50
Exercised-2015 (at June 30,2015)	-	-
Forfeited-2015 (at June 30, 2015)	(2,200,000)	$ 1.50
Outstanding – June 30, 2015	3,950,000	$ 1.50
Exercisable – June 30, 2015	3,950,000	$ 1.50

Warrants outstanding and exercisable at June 30, 2015 are as follows:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	500,000	0.06 years	$1.50	500,000	$1.50
$1.50	250,000	0.15 years	$1.50	250,000	$1.50
$1.50	150,000	0.21 years	$1.50	150,000	$1.50
$1.50	100,000	0.25 years	$1.50	100,000	$1.50
$1.50	100,000	0.29 years	$1.50	100,000	$1.50
$1.50	80,000	0.36 years	$1.50	80,000	$1.50
$1.50	70,000	0.41 years	$1.50	70,000	$1.50
$1.50	250,000	0.42 years	$1.50	250,000	$1.50
$1.50	250,000	0.46 years	$1.50	250,000	$1.50
$1.50	250,000	0.50 years	$1.50	250,000	$1.50
$1.50	250,000	0.53 years	$1.50	250,000	$1.50
$1.50	150,000	0.66 years	$1.50	150,000	$1.50
$1.50	100,000	0.70 years	$1.50	100,000	$1.50
$1.50	150,000	0.75 years	$1.50	150,000	$1.50
$1.50	50,000	0.79 years	$1.50	50,000	$1.50
$1.50	150,000	0.81 years	$1.50	150,000	$1.50
$1.50	100,000	0.84 years	$1.50	100,000	$1.50
$1.50	500,000	0.91 years	$1.50	500,000	$1.50
$1.50	500,000	0.92 years	$1.50	500,000	$1.50

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June30, 2015

Warrant activity is as follows:

Effective July 23 2014, 500,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective August 29 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 29, 20144, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective September 30, 2013, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective October 15 2014, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective November 7, 2014, 80,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective November 28, 2014, 70,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 4, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective December 15, 2014, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective January 3, 2015, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Effective January 23, 2015, 250,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective January 30, 2015, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective March 15, 2015, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective March 31, 2015, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective April 16, 2015, 50,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective April 23, 2015, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective May 4, 2015, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective May 28, 2015, 500,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Effective June 1, 2015, 500,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year

Stock Options:

During the period that the options were issued, the Company had no public trading activity for the Company’s common stock.  However, the Company sold in private transactions shares at $1.00 per share.  In order to value the Company’s options, the Company chose to use the minimum value method, even though the Company is a public company since there was no measurable trading activity.  The fair value of the options was recorded in additional paid-in capital.

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Options outstanding and exercisable at June 30, 2015 are as follows:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2013	305,000	$ 0.836
Exercisable – December 31, 2013	105,000	$ 0.524
Granted-2014	-	$ -
Exercised-2014	-	-
Forfeited-2014	-	-
Outstanding – December 31, 2014	305,000	$ 0.836
Exercisable – December 31, 2014	155,000	$ 0.678
	Options	Weighted Average Exercise Price
Granted-2015 (at June 30, 2015)	160,000	$ -
Exercised-2014 (at March 31, 2015)	-	-
Forfeited-2014 (at March 31, 2015)	-	$ -
Outstanding – June 30, 2015	465,000	$ 0.893
Exercisable – June 30, 2015	315,000	$ 0.840

Options outstanding and exercisable at June 30, 2015 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.001	50,000	.35 years	$0.001	50,000	$0.001
$1.000	35,000	2.59 years	$1.000	35,000	$1.000
$1.000	10,000	2.67 years	$1.000	10,000	$1.000
$1.000	200,000	8.42 years	$1.000	50,000	$1.000
$1.00	10,000	3.49 years	$1.000	10,000	$1.000
$1.00	50,000	9.51 years	$1.000	50,000	$1.000
$1.00	10,000	9.58 years	$1.000	10,000	$1.000
$1.00	100,000	9.84 years	$1.000	100,000	$1.000

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

Effective April 30, 2015 the Board of Directors of the Company granted 100,000 non-qualified stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of April 30, 2015 and an expiration date of April 30, 2025

ArtVentive Medical Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

10.  SUBSEQUENT EVENTS

Effective July 17, 2015, 200,000 shares were issued in a private placement for the receipt of $200,000

Effective August 7, 2015, a stock option was exercised for 50,000 shares with an exercise   price of $.001.

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

The Company reports that it is well under way with the development and expansion of the ArtVentive EOS™ peripheral device by developing a second generation of the device (Generation II).  The new advanced device will have enhanced profile reductions from the current 6fr to a 5fr and 4fr (for some applicable sizes) catheter, while expanding the opportunity to advance into new areas in treating a larger range of vessel sizes, expanding clinical applications and market opportunities.   The Generation II EOS™ technology will add additional sizes to its current EOS™ portfolio of 5mm, 8mm and 11mm to include the ability of treating vessels in the range of 2-20mm, while achieving a lower profile for the device.

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

The Company entered into an agreement with the Northwest Clinical Research Group, Inc. (NCRG), located in Seattle, Washington.  NCRG has played an intricate role in building the complex infrastructure and support necessary for outlining the regulatory and clinical strategy, in addition to providing a platform of quality controls parallel and synergistic to what Medical Murray is providing.  Management is pleased to announce that in May, 2015, NCRG was acquired by AlvaMed Corporation with headquarters located in Dover, Massachusetts.  AlvaMed is highly recognized for their expertise in, medical device quality assurance, regulatory,clinical affairs, and M&A due diligence.  Their responsibility extends to encompass communication with the FDA and the European Notified Body (FDA counterpart).

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

The Company launched a Post Market Surveillance Study throughout Europe, Australia and New Zealand. This clinical program is progressing, and designed to collect confirmatory data in support of the safety and performance of the ArtVentive Medical Group Endoluminal Occlusion System – EOS™.  Additional post market studies will commence in the US following FDA approval and commercialization.

The OCCLUDE I registry is dedicated to venous indications with up to 40 subjects to be enrolled with a maximum of 20 subjects per center. The OCCLUDE II registry will focus on arterial indications with up to 40 subjects to be enrolled in each study with a maximum of 20 subjects per center.

The Company currently has agreements encompassing twenty-four European countries.  Management is in the process of executing similar distribution agreements for several other European countries.

On August 3, 2011, the Company incorporated the ArtVentive Women’s Health Group, Inc., a wholly owned subsidiary of the Company.

Mr. van der Laak joined the Company in September 2014 as the Director of Sales for Europe.  Mr. Harsa was added to the Company’s sales organization as Regional Sales Director for the Eastern Region of the U.S. effective January 1, 2015, and in June 2015 Mr. Tyson Brill was added as a territoral representative in the Chicago region.

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

Management showcased the ArtVentive EOS™ system during the its launch into the US markets  when it attended the Society of Interventional Radiology (“SIR”) Annual Scientific Meeting in Atlanta, Georgia in early March, and through its distribution partners when it attended the 18th European Vascular Conference in Maastricht, the Netherlands during mid-March 2015.The Company continued its directive to expand its reach into global markets by participating in the Charing Cross International Symposium (CX) in London during April 2015, and the CIRSE conference in Lisbon, Portugal during September 2015.

Results of Operations

During the second quarter of 2015, management amended research and development expenditures in line with its final phase of development and regulatory submission of the ArtVentive EOS™ Peripheral device.  The Company has continued its focus on the European market expansion and USA launch of the EOS™ device, which requires the raising of additional financing for its continued  business development, including reimbursement, sales, marketing, branding, distribution, clinical studies, commercialization and ongoing Regulatory submissions.

The following summary are the results of operations, for the three and six-month periods ended June 30, 2015 and 2014, and should be read in conjunction with the audited consolidated financial statements, for the year ended December 31, 2014, as included in our Form 10-K.

Financial results for the three and six-month periods ended June 30, 2015 and 2014, are summarized as follows:

	For the three months ended June 30th		For the six months ended June 30th
	2015	2014	2015	2014
Operating revenues	$93,998	$25,470	$158,185	$35,635
Operating expenses	965,202	1,555,111	1,853,385	3,313,080
Operating income (loss)	(965,202)	(1,556,111)	(1,853,385)	(3,313,080)
Other income (expense)	1	141	2	618
Provision for income tax	-	-	-	-
Net Income (Loss)	$(965,201)	$(1,555,970)	$(1,853,383)	$(3,312,462)

Revenue

Revenue commenced during first quarter 2014 and is derived solely from the sales of EOS devices.  The Company’s revenues of $93,998 were for the three months ending June 30, 2015, compared to revenues of $25,470 for the three months ending June 30, 2014.

Expenses

The Company’s total operating expenses for the three and six-month periods ended June 30, 2015 and 2014 are outlined in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Research and development	324,136	1,369,916	626,062	1,659,438
Salaries and wages	-	-	-	-
Depreciation	1,295	772	2,225	1,543
Professional fees	-	-	-	-
General and administrative	639,771	185,423	1,225,098	1,652,099
Total	$965,202	$1,556,111	$1,853,385	$3,313,080

Research and development costs decreased by $1,045,780 for the three months ending June 30, 2015 from the comparative period of 2014.  Management expects research and development costs to be maintained in the future due to the enhancement of current products and the development of new devices.  The Company expects wages and salaries to increase substantially in the next three and twelve months as it adds additional employees and sales consultants for its sales, marketing and manufactured products.  Management projects manufacturing costs to decrease over the next twelve months as it perfects its production capabilities. The Company anticipates continued professional fees, mainly from regulatory, legal and accounting, due to ongoing SEC reporting requirements.  General and administrative fees are for ongoing office expenses and other operating costs not directly related to the manufacturing costs.   Such fees increased by $454,348 for the three months ended June 30, 2015 from the comparative period 2014.

Liquidity and Capital Resources

General

As of June 30, 2015, the Company had $208,527 in cash and cash equivalents.  The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet its need for cash management will need to raise additional funds.  Management anticipates that it will require an additional $10,000,000 over the next twelve months to further develop its devices and increased manufacturing projections.

Liquidity and Financial Condition

Working Capital
	At	At
	June 30,	June 30,	Increase/
	2015	2014	(Decrease)
Current Assets	$477,595	$897,684	$(420,089)
Current Liabilities	$475,711	$950,489	$(474,778)
Working Capital/( Deficit)	$1,884	$(52,805)	$54,689

Cash Flows
	Six Months Ended June,
	2015	2014
Net Cash Used in Operating Activities	$(1,839,654)	$(3,703,264)
Net Cash Used in Investing Activities	$(5,849)	$-
Net Cash Provided by (Used in) Financing Activities	$1,950,000	$2,700,000
Net Increase (decrease) in Cash During the Period	$104,497	$(1,003,264)

The Company has no known demands or commitments and is not aware of any events or uncertainties as of June 30, 2015, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

There were no significant changes in AVTD’s internal controls or in other factors that could significantly affect these controls during the second quarter ended June 30, 2015.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2015, we issued 50,000 shares of common stock to an unaffiliated shareholder for a purchase price of $50,000, plus a warrant to purchase 50,000 shares of common stock for $1.50 per share

On April 23, 2015, we issued 150,000 shares of common stock to an unaffiliated shareholder for a purchase price of $150,000, plus a warrant to purchase 150,000 shares of common stock for $1.50 per share.

On May 4, 2015, we issued 100,000 shares of common stock to an unaffiliated shareholder for a purchase price of $100,000, plus a warrant to purchase 100,000 shares of common stock for $1.00 per share.

On May 29, 2015, we issued 500,000 shares of common stock to an unaffiliated shareholder for a purchase price of $500,000, plus a warrant to purchase 500,000 shares of common stock for $1.50 per share.

On June 7, 2015, we issued 500,000 shares of common stock to an unaffiliated shareholder for a purchase price of $500,000, plus a warrant to purchase 500,000 shares of common stock for $1.50 per share.

On May 5, 2015, we issued 960,800 shares of common stock to a non-affiliate consultant for services rendered at an issue price of $.001 per share.

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

ARTVENTIVE MEDICAL GROUP, INC.

August    13   , 2015

/s/H James Graham

H. James Graham

Chief Executive Officer

Chief Financial Officer

/s/ Leon Rudakov

Dr. Leon Rudakov

President