Form 10-Q
period 2015-09-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2015-11-16
CIK 1405249

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

6.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2015, the Company has a working capital balance of $1,884 and an accumulated deficit of $16,279,889.  The Company intends to fund operations through equity financing arrangements, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Financial results for the three and six-month periods ended June 30, 2015 and 2014, are summarized as follows:

	For the three months ended June 30th		For the six months ended June 30th
	2015	2014	2015	2014
Operating revenues	$93,998	$25,470	$158,185	$35,635
Operating expenses	965,202	1,555,111	1,853,385	3,313,080
Operating income (loss)	(965,202)	(1,556,111)	(1,853,385)	(3,313,080)
Other income (expense)	1	141	2	618
Provision for income tax	-	-	-	-
Net Income (Loss)	$(965,201)	$(1,555,970)	$(1,853,383	$(3,312,462)

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

Research and development costs decreased by $1,045,780 for the three months ending June 30, 2015 from the comparative period of 2014.  Management expects research and development costs to be maintained in the future due to the enhancement of current products and the development of new devices.  The Company expects wages and salaries to increase substantially in the next three and twelve months as it adds additional employees and sales consultants for its sales, marketing and manufactured products.  Management projects manufacturing costs to decrease over the next twelve months as it perfects its production capabilities. The Company anticipates continued professional fees, mainly from regulatory, legal and accounting, due to ongoing SEC reporting requirements.  General and administrative fees are for ongoing office expenses and other operating costs not directly related to the manufacturing costs.   Such fees increased by $365,640 for the three months ended June 30, 2015 from the comparative period 2014.

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