Form 10-K
period 2015-12-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2016-04-14
CIK 1405249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number:  333-144226

ARTVENTIVE MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0148468
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

2766 Gateway Road, Carlsbad, CA  92009

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (760) 471-7700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $42,717,207 as computed by reference to the closing price of such common stock on the OTCQB on such date.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of April 7, 2016, there were 63,657,086 shares of the Company’s common stock issued and outstanding.

ARTVENTIVE MEDICAL GROUP, INC.

2015 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K.  Certain statements made in this discussion are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995.  Forward-looking statements are projections in respect of future events or financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements made in an annual report on Form 10-K include statements about our:

•

ability to obtain sufficient capital or strategic business arrangements to fund our operations and realize our business plan;

•

belief as to whether a meaningful and profitable global market can be established for the ArtVentive Endoluminal Occlusion Devices (ArtVentive EOS™) as a minimally invasive occlusion device;

•

belief that our medical device seems superior to other options;

•

expectations regarding our ability to obtain and maintain intellectual property protection for our technology;

•

ability to commercialize products in light of the intellectual property rights of others;

•

ability to obtain funding for operations, inventory and scale-up of our medical devices;

•

future agreements with third parties in connection with the commercialization of our technologies;

•

size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•

regulatory developments in the United States and foreign countries;

•

ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•

success as it is compared to competing therapies that are or may become available;

•

ability to attract and retain key scientific or management personnel and to expand our management team;

•

accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;

•

need to raise additional funds on an immediate basis which may not be available on acceptable terms or at all;

•

expenditures not resulting in commercially successful revenues; and

•

extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.  The Company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

Corporate Overview

ArtVentive Medical Group, Inc. is a medical device corporation focused on developing, manufacturing and marketing a family of endoluminal occlusion devices, known as the ArtVentive Endoluminal Occlusion System (“ArtVentive EOS™” or “EOS™”).  Through our patented technology, we have developed minimally invasive occlusion devices and procedures capable of achieving immediate, complete, and permanent occlusion of peripheral vasculature.  In our belief, EOS™ represents a paradigm shift in the vessel occlusion marketplace, through our use of a unique technology platform that, when deployed, immediately occludes a vessel and does not depend on waiting for blood or fluids to clot around the device.  We believe that this new, novel technology significantly reduces risks to both patients and doctors, is more cost effective than currently available products, and has the potential to become the standard of care in the vessel occlusion market.

The ArtVentive EOS™ is our proprietary technology platform which we plan to expand from peripheral vascular to neurological vascular disorders, women's contraceptive health, varicose veins, interventional oncology and cardiology procedures.

We were incorporated on January 23, 2007 in the State of Nevada as Big Bear Resources, Inc.  We changed our name to Uranium Plus Resource Corporation on March 21, 2008.  On January 9, 2010, we completed the acquisition of all of the assets of ArtVentive Medical Inc., a California company, and changed our name, on January 26, 2010, to ArtVentive Medical Group, Inc. to concentrate on developing, manufacturing and marketing the ArtVentive EOS™ family of devices.

Based on the work of Dr. Leon Rudakov, Ph.D. and Dr. Philippe Gauilloud, MD, we developed our first prototype of the ArtVentive EOS™ in 2010.  Since inception, our activities have been focused on our corporate operations, research and development, EOS™ device design and testing, implementation of quality controls and protocols, animal studies, and regulatory strategy for FDA and European submissions and approvals.  In December 2010, the Company formally froze the EOS™ device design for the peripheral category of indications in preparation for the regulatory phase and prior to commercialization in Europe, followed by the United States.  We protect our technology with 8 approved patents and 29 patents pending.  We received our CE Mark certification for EOS™ on May 30, 2013 and FDA approval in December 2014 and September 2015.

We outsource certain operations to assist us in the implementation of our strategic plan to develop, manufacture and commercialize our products.  These companies provided the following services:

•

Medical Murray Inc. is our manufacturer and a leader in the field of medical device development and manufacturing that is ISO certified and FDA registered.

•

Alvamed, Inc. (formerly Northwest Clinical Research Group, Inc.) develops our regulatory and clinical strategy, provides a platform of quality control and communicates with the FDA and the European Notified Body.

•

Lublin University Clinic, Poland and University Clinic of UZ Leuven of Belgium conducted successful post-market clinical studies on 20 patients using ArtVentive EOS™ devices (for OCCLUDE I and II) to study and demonstrate, through clinicians’ experience, publications and conference presentations, EOS™ safety and clinical efficiency.

In September of 2010, we implemented our Quality Management System (QMS), based on the requirements of the following regulations and international standards:

•

US FDA Quality System Regulation, 21 CFR 820

•

EU Medical Device Directive (MDD), EEC 93/42

•

Canada Medical Devices Regulations (CMDR), SOR/98-282

•

ISO 13485:2003 Medical Devices – Quality Management Systems - Requirements Regulatory Purposes

We completed a comprehensive ISO Certification audit performed by BSI Product Services (“BSI”).  BSI is an international ISO 9000/ISO Registrar and CE Mark notified body required for the European regulatory approval and subsequent CE Mark certification.  The audit confirmed that the Company’s document and quality control systems were up to ISO standards and in compliance with international requirements for the maintaining quality of the products without non-conformities.

We received our CE Mark certification for EOS™ on May 30, 2013, and implemented the planned EOS™ peripheral device transfer from research and development to commercialization, marketing, and distribution throughout Europe, simultaneous to making our FDA application.  We received FDA approval for EOS™ in December 2014 and, subsequently for different sizes, in December 2015.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we,” “us”, "our", “Artventive Medical Group” or the “Company” refer to Artventive Medical Group, Inc. and its wholly-owned Subsidiary, ArtVentive Medical Group, Canada Inc., (“AMG Canada”).  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

We need to raise significant capital in order to realize our business plan.  See “Risk Factors”.

Our common stock is currently listed on the OTC Market, QB tier, under the symbol “AVTD”.

Interventional Radiology Industry

Interventional radiology is a medical specialty providing minimally invasive treatment of a variety of vascular diseases of practically every organ in the body using image-guided, catheter based techniques.  Many conditions that once required open surgery can be treated non-surgically by methods and techniques employed by interventional radiology.  By minimizing the physical trauma to the patient, non-surgical interventions can reduce infection rates and recovery time, as well as shorten hospital stays.  The industry has experienced many significant new advancements and, in some case revolutionary techniques, while at the same time constantly bringing to the catheterization laboratories important technological innovations and reducing of procedural costs.

Endovascular embolization and occlusion methods are relatively new additions to the field and specialty of interventional radiology.  Endovascular embolization is a procedure to treat abnormal blood vessels in all parts of the body.  It is an alternative to open surgery.  The purpose of this procedure is to block off the blood flow to certain affected areas.

Minimally invasive, catheter-based occlusion procedures represent one of the fastest growing segments of the industry of Interventional Radiology.  We estimate that, while the average annual growth of the segment is 7-8% per annum, vascular plugs, in our belief, grow at a higher rate than average because vascular plugs represent the newest and promising addition to the technology of vascular occlusion and embolization.  With the promising new devices and technologies, as well as supporting clinical results of EOS™, we believe our device shows great promise and challenges the current standard of care in the industry.  As a result, we believe we are positioned to grow at significantly faster rates than most other occlusion and embolization techniques.

Our Product

EOS™ is a minimally invasive occlusion device and procedure capable of achieving immediate, complete, and permanent occlusion of peripheral vasculature.  EOS™ is designed to be deployed into an artery, vein or tube using our patented catheter and placed precisely in the correct place to cut off blood or fluid supply immediately, completely and permanently.  The EOS™ delivery catheter is designed to permit fast and controlled deployment, with instantaneous occlusion of the treated vessel making it safer and more effective than other treatment modalities.

The major advantage of the ArtVentive EOS™ is its immediate action of occluding target sites.  Most of all devices require much more time and radiation to perform the same type of procedure.

EOS™ Catheter	EOS™ Occlusion Device

EOS™ Deployment Procedure

We received our CE Mark certification for EOS™ on May 30, 2013, and implemented the planned EOS™ peripheral device transfer from research and development to commercialization, marketing, and exploratory distribution throughout Europe, simultaneous to making our U.S. Food and Drug Administration (“FDA”) application.  The FDA granted us 510(k) clearance for the following sizes of EOS™ as a therapy in patients with peripheral vasculature requiring occlusion:

FDA 510(k) Clearance Granted	Product/Size	Commercial Introduction
December 9, 2014	5mm, 8mm EOS™ and Guide Catheter	February 2015
September 25, 2015	11mm EOS™ and Guide Catheter	December 2015

In 2015 we commenced limited commercialization of our product targeting key hospitals in Europe as proctoring centers.  We plan to expand our efforts in Europe and the United States in 2016 as well as expand the sizes of EOS™ to perform occlusions in a wider variety of vascular applications.

Future Product Candidates

We are continuing our expansion of the ArtVentive EOS™ technology platform by developing a second generation of the device in enhancing the profile reductions from the current catheter, while expanding the opportunity to advance into new areas in treating a larger range of vessel sizes, expanding clinical applications and market opportunities.   As part of that expansion, we expect our product portfolio to include a unique and proprietary Catheter-Assisted Endovascular Tumor Treatment (CAETT™) system to deliver drugs and agents for minimally invasive, controlled and localized treatment of tumors as we enter the interventional oncology arena.   The CAETT™ system will be submitted for both European and FDA regulatory approval following completion of our research and development program.  The system is based on the EOS™ proprietary technology and will provide the foundation to expand our international market beyond the current EOS™ occlusion markets.

We are scheduled to begin research and development of a venous perforator device for the treatment of varicose veins in the lower extremities (legs and ankles).  Using the EOS™ technology, the device will consist of a self-expandable frame and ePTFE cap housed in the needle-like delivery catheter with a distal opening.  We believe that the global market potential for this device is significant.

Our goal is to leverage its patented technology platform with a unique design to become the standard of care in all occlusion procedures.

The following projects are currently in the ArtVentive’s pipeline, of which all have patents pending:

•

EOS™ Generation II:  Generation II devices will have a slimmer catheter profile than the current models (6fr to a 5fr and 4fr), allowing for better access to smaller vessels, greater accuracy and optional retraction while deploying the device.  EOS™ Generation II will also add additional sizes to its current EOS™ portfolio (5mm, 8mm and 11mm). With the introduction of EOS™ Generation II, the EOS™ line will allow treatment of vessels in the range of 2mm to 20mm.

•

EOS™ CAETT™:  We are developing a product line called CAETT™ that will extend Generation II applications.  CAETT™ will address a rapidly growing field of interventional oncology, which uses image guided catheter technology to deliver radio or chemotherapy to tumors and surrounding target vessels.  CAETT™ will further miniaturize the Generation II catheter and, in particular, its delivery/release mechanism.  EOS™ will be modified to include a distal valve to allow local delivery of micro doses of radiation, chemotherapy, embolization particles and glues while occluding blood flow to the tumor or surrounding vascular structures.  It is the only device that offers an interventional oncologist the option of blocking the blood supply to the tumor either temporary or permanently to prevent the embolic agents (radio, chemo) from refluxing back into the blood circulation and creating undesirable and dangerous systemic effects.

•

Permanent and Reversible Female Contraceptive:  EOS™ will be modified to provide for permanent and reversible contraception for women.  The device is planned to be deployed through a delivery system into the fallopian tube.  The EOS™ implant will be designed to be released, thereby enlarging an elastomeric barrier until the device occludes the fallopian tube.  The barriers formed by the device will prevent the passage of the ovum from the ovaries to the uterus and sperm from entering the oviducts.  The device is being designed to be permanent for sterilization or to be non-surgically reversed by withdrawing the elastomeric barrier.

•

EOS™ Neuro:  This will be a direct continuation of the original vascular, Generation I and Generation II devices.  The device is used to occlude bleeding in the brain, neck and spine for such indications as trauma, tumor erosion, massive aneurysm, and arterial venous malformations, such as the “Nutcracker Syndrome” and general trauma, to the carotid or vertebral arteries.  Because EOS™ Neuro is the only device with easily deployable, safe and immediate occlusion, we believe that EOS™ Neuro will become the standard of care for neurovascular trauma applications.

•

EOS™ Venous:  This is expected to provide fast, reliable and minimally invasive closure of incompetent venous perforators.  Veins can become incompetent through the weakening of blood vessel walls or damage to valves within the incompetent vein which causes backflow of blood.  The vein can become enlarged, weak, and twisted.  This condition is referred to as a varicose vein.  The veins can be permanently occluded to relieve the symptoms.  We plan to modify the existing EOS™ design of a self-expandable scaffold frame and ePTFE cap, which will be housed in a needle like delivery catheter with a distal opening.

Sales and Marketing

In the European markets, we market and sell our products through industry distributors.  In the U.S. we plan to market directly to hospitals and medical clinics.  Revenues for our products for the years ended December 31, 2015 and 2014 were $230,154 and $111,732, respectively.  In the U.S. we are initiating the process of direct sales.  We have targeted sales and marketing efforts to interventional radiologists and vascular surgeons with experience using similar catheter-based procedures, such as angioplasty and stenting.  Peer-to-peer education is also a key element of our sales strategy.

We target our marketing efforts to practitioners through physician education, medical conferences, seminars, peer-reviewed journals and marketing materials.  Our sales and marketing program focuses on:

•

Initiating constant use of EOS™ in a few selected hospitals in the U.S. and Europe;

•

Educating physicians regarding the proper use and application of EOS™;

•

Working on the formal approvals in selected institutions, making the EOS™ available in those hospitals on the shelf and eventually receiving repetitive orders and making the device a standard of care;

•

Clinical results showing safety and efficacy of EOS™;

•

Clinical results demonstrating EOS™’s economic efficiency and advantage over competitive techniques;

•

Developing relationships with key opinion leaders and expanding the positive EOS™ experience to larger number of health care institutions throughout U.S. and Europe.

Research and Development

Our current research and development program is encompassing and completely focused on the development and market development of the second EOS™ Generation II.  We expect EOS™ Generation II to expand the market reach of EOS™, thereby offering the devices in a wider range of vessels and introducing a lower device profile.  In addition, we are working on extending the current device’s shelf-life up to 2 years, from the 1 year currently labeled.  This latter effort will be combined with introduction of a new style packaging in order to reduce the shipping costs and improve customer satisfaction in handling EOS™ and guided catheter packages.

Manufacturing

We currently outsource the manufacturing of all commercial devices via Medical Murray, our contract manufacturing facility in Lake Zurich, Illinois.  Production is capable of producing all devices’ quantities at the levels to satisfy current and projected market requirements.  Production encompasses the three sizes of the EOS™ devices serving the vessels in range 3mm to 11mm and corresponding guide catheters.

Competition

EOS™ is a vascular plug device designed to immediately occlude targeted vessels.  Currently, there are two direct competitors to our technology in the vascular occlusion  market.  These are the Amplatzer® plug from St. Jude Medical and MVP® Micro Vascular Plug from Medtronic.  In addition to these existing direct competitors, there is a significant market segment served by indirect competition providing detachable and pushable embolization coils that represent more traditional technologies.  These are produced by various manufacturers including, but not limited to, Boston Scientific Corporation, Cook Group Incorporated, Terumo Medical Corporation, Medtronic, Stryker Corporation and Penumbra.

There are also other competing technologies used currently in the embolization market, which is growing at a 7 - 8% annual rate.  In some areas such as interventional oncology, growth rates are 18%.  There are a number of devices and materials that are significant players in the billion-dollar occlusion and embolization market segment including liquid embolics and glues, such as PVA and Onyx™ by Medtronic, and embolization particles, such as microspheres and drug eluting beads from Boston Scientific Corporation, Cook Group Incorporated, Merit Medical Systems and BTG, among others.

Intellectual Property

We will be able to protect our technology and products from unauthorized use by third parties only to the extent it is covered by valid and enforceable patents or is effectively maintained as trade secrets.  Patents and other proprietary rights are thus an essential element of our business.

Our success will depend in part on our ability to obtain and maintain proprietary protection for our products, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights.  We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business.  We employ trade secrets, proprietary development, manufacturing methods, know-how and continuing innovation to ensure our competitive position.  We work on protecting our proprietary information by requiring our employees, consultants, contractors, outside scientific collaborators and other advisors to execute either non-disclosure and/or assignment of invention agreements on commencement of their employment or engagement.  Agreements with our employees also forbid them from bringing the proprietary rights of third parties to us.  We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

We use trademarks in the U.S. and internationally, including the name of our company and the tradename EOS™.  This measure is not only protecting our product names, but also serves to promote our brand.

As of the date of this filing, we held 8 granted U.S. patents and 29 U.S. and international patent applications covering all different aspects of our product line and pipeline of innovations.  All patents are related to the EOS™ design, functional performance and clinical use, and manufacturing methods.  Different patents and applications in the portfolio cover the areas of vascular occlusion, contraceptive devices, catheter use for localized delivery of different drugs for treatment of tumors and occlusion of incompetent veins in low extremities.

Our US patent No. 8,328,840, issued on December 11, 2012, is the umbrella patent for the design concept that covers all areas of vascular and nonvascular occlusion.  This patent is a first step in creating the proprietary and unique technology platform for different methods of occlusion of tubular structures.  Additional patents granted and filed in 2011 to 2015 have followed this patent.  Each patent supports and details different aspects of the EOS™ device.

Government Regulation of Medical Devices

Our products and operations are subject to regulation by the FDA, the State of California and countries or regions in which we market our products.  In addition, our products must meet the requirements of a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products.  We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products.  Failure to meet these standards could limit the ability to market our products in those regions which require compliance to such standards.

The FDA regulates the development, testing, manufacturing, labeling, storage, recordkeeping, promotion, marketing, distribution, and service of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses.  In addition, the FDA regulates the export of medical devices manufactured in the U.S. to markets outside of the U.S. and the importation of medical devices manufactured abroad.

Under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  Our current products are Class II medical devices in the United States and Class IIB in Europe.

Class II devices are those which are subject to general controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA.  Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification process.  Unless a Class II device is exempt from premarket review, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” in intended use and technology to a “predicate device” that is either:

•

a device that has grandfather marketing status because it was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

•

a device that has previously been cleared through the 510(k) process.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S.  The FDA has a statutory 90-day period to respond to a 510(k) submission, or a guidance-based 30-day period for “special” 510(k) submissions which have a more restrictive scope and generally involve more specific or very limited changes to a legally marketed device.  As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence.  If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance.  Although unlikely for the types of products marketed by us, the FDA may classify the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous pre-market approval (“PMA”) requirements.  A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials.  The FDA, by statute and regulation, has 180 days to review a PMA application, though the review more often occurs over a significantly longer period of time, and can take up to several years.  In approving a PMA application or clearing a 510(k) submission, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device.  In such cases, the manufacturer might be required to follow certain patient groups for a number of years and make periodic reports to the FDA on the clinical status of those patients.

After a device receives FDA 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA application approval.  The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA application in the first instance, but the FDA can review any such decision.  If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA approval for a particular change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or

PMA approval.  The FDA also can require the manufacturer to cease U.S. marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

In addition, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include establishment registration and device listing with the FDA; compliance with medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health.  The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading.  In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims.  Many regulatory jurisdictions outside of the U.S. have similar regulations to which we are subject.

Our manufacturing processes are required to comply with the FDA’s Good Manufacturing Practice (“GMP”) requirements contained in its Quality System Regulation (“QSR”) and associated regulations and guidance.  The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use.  The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and post-market experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the U.S.  A company’s facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures.  If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, or Untitled Letters, which are notices of potential enforcement actions against the manufacturer. If a Warning Letter or Untitled Letter is not addressed to the satisfaction of the FDA, or if the FDA becomes aware of any other serious issue with a manufacturer’s products or facilities, it could result in fines, injunctions, civil penalties, delays, suspension or withdrawal of clearances, seizures or recalls of products, operating restrictions, total shutdown of production facilities, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the U.S., and may adversely affect the reputation of the manufacturer and the product.  In the U.S., routine FDA inspections usually occur every two years, and may occur more often for cause.

To a greater or lesser extent, most other countries require some form of quality system and regulatory compliance, which may include periodic inspections, inspections by third party auditors, and specialized documentation.  Failure to meet all the requirements of these countries could jeopardize our ability to import, market, support and receive reimbursement for the use of our products in these countries.

In addition to the above, we may seek to conduct clinical research on products that have not yet been cleared or approved for particular indications in clinical studies or trials in the U.S. or other countries.  Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted.  Such investigational use is generally also regulated by local and institutional requirements and policies which usually include review by an ethics committee or institutional review board (“IRB”).  Failure to comply with all regulations governing such studies could subject the Company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions.  Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements.  We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

Products manufactured outside the U.S. by or for us are subject to U.S. Customs and FDA inspection upon entry into the U.S.  We must demonstrate compliance of such products to U.S. regulations and carefully document the eventual distribution or re-exportation of such products.  Failure to comply with all applicable regulations could prevent us from having access to products or components critical to the manufacture of finished products and lead to shortages and delays.

Foreign Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries.  These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country.  Some countries have regulatory review processes which are substantially longer than U.S. processes.  Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.

Commercialization of medical devices in Europe is regulated by the European Union (“EU”).  The EU presently requires that all medical products bear the Conformité Européenne (“CE”) mark, for compliance with the Medical Device Directive (93/42/EEC) as amended.  The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated countries which accept the CE mark.  The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process.  In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer’s quality system and design dossier for compliance with international and European requirements.

If we modify our existing products or develop new products in the future, we may need to apply for authorization to affix the CE mark to such products.  We do not know whether we will be able to obtain authorization to affix the CE mark for new or modified products or whether we will continue to meet the safety and performance standards required to maintain the authorizations we have already received.  If we are unable to maintain authorizations to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the EU or those whose marketing authorizations are based on the CE Mark.

Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country.  Certain countries have their own regulatory agencies, such as China and South Korea.  These countries typically require regulatory approvals and compliance with extensive safety and quality system regulations.  Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products, may negatively impact our ability to generate revenue and harm our business.  Our system sales into China are also dependent on obtaining importation authorizations and hospitals completing the central purchasing tender under the authorization, the most recent of which expired at the end of 2015.  In addition, local regulations may apply which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable.  All such regulations are revised from time to time and in general are increasing in complexity, and in the scope and degree of documentation and testing required.  There can be no assurance the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time.  There are further regulations governing the importation, marketing, sale, distribution, use and service as well as the removal and disposal of medical devices.  Failure to comply with any of these regulations could result in sanctions, fines and prevent us from marketing our products in these regions.

Other Healthcare Laws

We are also subject to federal and state healthcare laws and regulations pertaining to fraud and abuse, physician payment transparency and privacy and security laws and regulations.  These laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs.  A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payers that are false or fraudulent;

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•

federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners.  Manufacturers are required to submit reports to CMS by the 90th day of each calendar year; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to violate any of the laws described above or any other laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and materially adversely affect our business, results of operations and financial condition.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

To aid us in our efforts to achieve the highest level of compliance with FDA requirements, we have contracted experts in medical device regulatory and quality affairs, such as AlvaMed, Inc.

Subsidiaries

We currently have one wholly-owned subsidiary, ArtVentive Medical Group, Canada Inc.

Employees

As of December 31, 2015, we had 2 full-time employees and 2 outside consultants under consulting management contracts.  None of our employees is covered by collective bargaining agreements.

Corporate and Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge though our Internet website (www.artventivemedical.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed due to any of the following risks.  You could lose all or part of your investment due to any of these risks.

Risks Relating to Our Business and Operations

We have a history of net losses and a short commercialization experience, and we are likely to continue to incur losses.

We are not profitable and have incurred net losses in each fiscal year since our inception.  In particular, we had net losses of $3,547,631 and $6,272,967, for the years ended December 31, 2015 and 2014, respectively.  We commenced commercial sales of EOS™ in Europe in August 2014, and our short commercialization experience makes it difficult for us to predict future performance.  We also expect to incur significant additional expenses for sales and marketing, research and development and manufacturing as we continue to commercialize EOS™, and additional expenses as we seek to develop and commercialize any future products.  Additionally, we expect that our general and administrative expenses will increase as our business grows.  As a result, our operating losses are likely to continue.

The audited consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern.  The Company has cumulative net losses through December 31, 2015 of approximately $18 million, as well as negative cash flows from operating activities.  The Company's cash and cash equivalents balance as of December 31, 2015 is $21,781.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

Management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.  However, there is no assurance that the Company will be successful with those initiatives.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

We expect that our operating expenses will increase over the next twelve months to build-up our sales and marketing efforts to sell EOS™ into existing and new markets.  As of the date of this filing, we had cash and cash equivalents of approximately $7,500.  We do not expect to raise capital through debt financing from traditional lending sources since we are not currently producing revenue and cannot assure a lender that we will be able to successfully achieve commercial revenues from the development of our technology.  Therefore, we only expect to raise money through equity financing via the sale of our common stock.  If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail.  If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

EOS™ and future products may never achieve broad market acceptance.

EOS™ and future products we may develop may never gain broad market acceptance among physicians, patients and the medical community.  The degree of market acceptance of any of our products will depend on a number of factors, including:

•

the actual and perceived effectiveness and reliability of our products;

•

the prevalence and severity of any adverse patient events involving our products;

•

the results of any clinical trials relating to use of our products;

•

the availability, relative cost and perceived advantages and disadvantages of alternative technologies or treatment methods for conditions treated by our products;

•

the degree to which treatments using our products are approved for reimbursement by public and private insurers;

•

the degree to which physicians adopt EOS™;

•

the extent to which we are successful in educating physicians about EOS™ in general and the existence and benefits of EOS™;

•

the strength of our marketing and distribution infrastructure; and

•

the level of education and awareness among physicians and hospitals concerning our products.

Failure of EOS™ to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

Our customers may not be able to achieve adequate reimbursement for using the PAD and CAD Systems, which could affect the acceptance of our products and cause our business to suffer.

The availability of insurance coverage and reimbursement for newly approved medical devices and procedures is uncertain.  The commercial success of our products is substantially dependent on whether third-party insurance coverage and reimbursement for the use of such products and related services are available.  We expect our products to continue to be purchased by hospitals and other providers who will then seek reimbursement from various public and private third-party payers, such as Medicare, Medicaid and private insurers, for the services provided to patients.  While third-party payers are currently providing reimbursement for our products, we can give no assurance that these third-party payers will continue to provide adequate reimbursement for use of EOS™ to permit hospitals and doctors to consider the products cost-effective for patients requiring treatment, or that current reimbursement levels for our products will continue.  In addition, the overall amount of reimbursement available for the EOS™ treatment could decrease in the future.  Failure by hospitals and other users of our products to obtain sufficient reimbursement could cause our business to suffer.

Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement, and, as a result, they may not cover or provide adequate payment for use of our products.  In order to position our products for acceptance by third-party payers, we may have to agree to lower prices than we might otherwise charge.

Governmental and private sector payers have instituted initiatives to limit the growth of healthcare costs using, for example, price regulation or controls and competitive pricing programs.  Some third-party payers also require demonstrated superiority, on the basis of randomized clinical trials, or pre-approval of coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use such devices or procedures.  It is uncertain whether our current products or any future products we may develop will be viewed as sufficiently cost-effective to warrant adequate coverage and reimbursement levels.

If third-party coverage and reimbursement for our products is limited or not available, the acceptance of our products and, consequently, our business will be substantially harmed.

Economic conditions may adversely affect our business.

Adverse worldwide economic conditions may negatively impact our business.  A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in their purchases and also in our receivable collections.  In such cases, additional allowances may be required, which could adversely affect our operating results.  Adverse worldwide economic conditions may also adversely impact our suppliers' ability to provide us with materials and components, which could adversely affect our business and operating results.

Healthcare reform legislation could adversely affect our operating results and financial condition.

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payers to control healthcare costs and, more generally, to reform the U.S. healthcare system, some of which have been enacted into law, such as the Patient Protection and Affordable Care Act, or the Patient Act.  The Patient Act and any additional healthcare proposals and laws that may be enacted in the future could also limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products.  The Patient Act and future healthcare legislation could adversely affect our revenue and financial condition.

Our financial performance may be adversely affected by medical device tax provisions in the health care reform legislation.

The imposition of medical device excise taxes enacted as part of the Patient Act may adversely affect our financial results and may require us to identify ways to reduce spending in other areas or raise additional capital to offset the increased expense.  We may not be able to pass along the cost of the tax to our customers or offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance.  Ongoing implementation of this legislation could have a material adverse effect on our results of operations and cash flows.

We have limited data and experience regarding the safety and efficacy of EOS™.  Any long-term data that is generated may not be positive or consistent with our limited short-term data, which would affect market acceptance of these products.

Because our technology is relatively new in the treatment of the occlusion of peripheral vasculature, we have performed clinical trials only with limited patient populations.  The long-term effects of using EOS™ in a large number of patients has not been studied and the results of short-term clinical use of EOS™ does not necessarily predict long-term clinical benefits or reveal long-term adverse effects.  While we are not required to conduct future clinical trials, we may be required to in the future, which involve substantial risks and uncertainties involved and which will cause us to devote substantial resources.  These uncertainties could adversely impact our financial results, our reputation and the reputation of our products.

We face significant competition, must innovate to stay competitive, and may be unable to sell EOS™ at profitable levels.

The market for medical devices is highly competitive, dynamic and marked by rapid and substantial technological development and product innovation.  Our ability to compete depends on our capacity to be innovative and quick to react to market trends in adapting to product development and innovation.  While certain barriers exist to entry into our market, we cannot assure that new entrants or existing competitors will not be able to develop products that compete directly with our products.  We compete against very large and well-known medical device manufacturers and companies that provide products used by interventional radiologists and vascular surgeons in peripheral and vascular procedures.  As our resources are significantly limited by the early stage of our Company, we may have difficulty competing effectively with these well-recognized medical device corporations, because of their established positions in the marketplace, significant financial and human capital resources, established reputations and worldwide distribution channels.

Our competitors may:

•

develop and patent processes or products earlier than we will;

•

obtain regulatory clearances or approvals for competing medical device products more rapidly than we will;

•

market their products more effectively than we will; or

•

develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive.

We have encountered and expect to continue to encounter potential customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors.  If we are unable to compete successfully, our revenue will suffer.  Increased competition might lead to price reductions and other concessions that might adversely affect our operating results.  Competitive pressures may decrease the demand for our products and could adversely affect our financial results.

Our manufacturer could experience difficulty in producing EOS™ and we may need to depend on other third parties to manufacture the products.

Our third-party manufacturer has had limited history in manufacturing EOS™ and no experience in manufacturing EOS™ in the volume that we anticipate.  Therefore, if we achieve planned levels of commercial sales, we may be required to engage other third-party manufacturers.  Any difficulties in locating and hiring third-party manufacturers, or in the inability of third-party manufacturers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business.  As a result, we may not be able to develop and implement efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture EOS™ or future products in significant volumes, while meeting the legal, regulatory, quality, price, durability, engineering, design and production standards required to market our products successfully.  The forecasts of demand we use to determine order quantities and lead times for components purchased from outside suppliers may be incorrect.  Our failure to obtain required components or subassemblies when needed and at a reasonable cost would adversely affect our business.

We depend upon third-party suppliers, including single source suppliers to us and our customers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers to provide us with certain components of our products and to provide key components or supplies to our customers for use with our products.  We rely on single source suppliers for certain components of EOS™.  We depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements.  These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand and our customers' demands.  Any supply interruption from our suppliers or failure to obtain additional suppliers for any of the components used in our products would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.

We expect to increase the size of our organization and expect to continue to do so, and we may experience difficulties managing growth.  If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

Over the next twelve months, we expect to expand the size of our organization, particularly in the number of sales and marketing personnel, and we plan to continue this growth.  The growth we may experience in the future may provide challenges to our organization, requiring us to also rapidly expand other aspects of our business, including our manufacturing operations.  Rapid expansion in personnel may result in less experienced people producing and selling our products, which could result in unanticipated costs and disruptions to our operations.  If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results will suffer.

We intend to sell our products both domestically and internationally in the future, but we may experience difficulties in obtaining approval to do so or in successfully marketing our products even if approved.

With the introduction of the second generation of the ArtVentive EOS™ and other devices based on the ArtVentive technology platform, we forecast that the the Company will be in a position to introduce a pipeline of future products that will be our primary sources of revenue over the next five years in order to build market share within the billion dollar embolization market.  There can be no guarantee that we will receive approval to sell future products domestically or internationally, nor can there be any guarantee that any sales would result even if such approval is received.  In addition, we will incur substantial expenses in connection with domestic and international expansion.  Our inability to successfully enter new markets and manage business on a global scale could negatively affect our financial results.

We are dependent on our senior management team and highly skilled personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management and other key personnel.  Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, scientists, clinical specialists, engineers and other highly skilled personnel and to integrate current and additional personnel in all departments.  The loss of members of our senior management, sales and marketing professionals, scientists, clinical and regulatory specialists and engineers could prevent us from achieving our objectives of continuing to grow our company.  We do not carry key person life insurance on any of our employees.

Our Chief Technical Officer, Leon Rudakov, Ph.D., has more than 25 years of experience in research and development, engineering, product development and project management.  He is responsible for our product strategy, product development and regulatory pathway.  He also established our intellectual property and led our device development from the initial concept formulation to its production and the clinical studies in several European Union countries.  The loss of Dr. Rudakov could have a material negative impact on our business.

We currently have no marketing and sales organization and have no experience in marketing products.  If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate significant revenue.

Our current revenues are being generated through our executive team and through a finite number of customer relationships.  We currently have no sales, marketing, or commercial product distribution team.  We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time.  We will have to compete with other medical device companies to recruit, hire, train, and retain marketing and sales personnel.  If we are unable or decide not to establish internal sales, marketing and commercial distribution capabilities for any or all products we develop, we will likely pursue collaborative arrangements regarding the sales and marketing of our products.  However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces.  Any revenue we receive will depend upon the efforts of such third parties, which may not be successful.  We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves.  We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product in the United States or overseas, and as a result, we may not be able to generate significant product revenue.

A variety of risks associated with operating our business internationally could materially adversely affect our business.  We will be subject to additional risks related to operating in foreign countries, including:

•

differing regulatory requirements in foreign countries;

•

unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;

•

economic weakness, including inflation, or political instability in particular foreign economies and markets;

•

compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

•

foreign taxes, including withholding of payroll taxes;

•

foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•

difficulties staffing and managing foreign operations;

•

workforce uncertainty in countries where labor unrest is more common than in the United States;

•

potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws;

•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•

production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•

business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks Related to Government Regulation

Our ability to market the ArtVentive EOS™ in the United States is limited to use as a therapy in patients with vascular occlusion, and if we want to expand our marketing claims, we will need to file for additional FDA clearances or approvals and seek further approvals, which would be expensive and time consuming and may not be successful.

EOS™ received FDA 510(k) clearance in December 2014 for sizes 5mm and 8mm and in September 2015 for size 11mm for use as a peripheral vascular occlusion device in patients in the U.S.  In Europe we received CE approval in May 2013 for use as a therapy in patients with vascular conditions requiring vessel occlusion.  These general clearances and approvals restrict our ability to market or advertise the EOS™ beyond these uses and could affect our growth.

If we determine to market our technology in the U.S. for other uses, we would need to conduct further clinical trials and obtain premarket approval from the FDA.  Clinical trials are complex, expensive, time consuming, uncertain and subject to substantial and unanticipated delays.  There is no assurance that we will be able to obtain FDA approval to use EOS™ for applications other than the treatment of vascular occlusion.

We are or will be subject to an extensive set of post-market controls that apply to us as we commercialize our products, including annual PMA reports, Medical Device Reports on serious adverse events, complaint handling and analysis under the FDA's QSR, export controls, advertising and promotion requirements, and potential post-market studies.

We and our suppliers are also subject to regulation by various state authorities, which may inspect our or our suppliers' facilities and manufacturing processes and enforce state regulations.  Failure to comply with applicable state regulations may result in seizures, injunctions or other types of enforcement actions.

Our promotion of the ArtVentive EOS™ is closely controlled by the FDA and enforcement activities could limit our ability to inform potential customers of the features of the products.

EOS™ may in the future be subject to product recalls that could harm our reputation and product liability claims that could exceed the limits of available insurance coverage.

As of the date of this filings, we have not had any product recalls.  The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture.  Any recalls of our products or products that we distribute would divert managerial and financial resources, harm our reputation with customers and have an adverse effect on our financial condition and results of operations.  Also, if EOS™ is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to costly litigation by our customers or their patients.  The use, misuse or off-label use of EOS™ may result in injuries that lead to product liability suits, which could be costly to our business.  We cannot prevent a physician from using EOS™ for off-label applications.  While we have product liability insurance coverage for our products and intend to maintain such insurance coverage in the future, there can be no assurance that we will be adequately protected from claims that are brought against us.

We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

EOS™ and related manufacturing processes, clinical data, adverse events, recalls or corrections and promotional activities are subject to extensive regulation by the FDA and other regulatory bodies.  In particular, we are required to comply with the QSR and other regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing clearance or approval.  We are also responsible for the quality of components received by our suppliers. Failure to comply with the QSR requirements or other statutes and regulations administered by the FDA and other regulatory bodies, or failure to adequately respond to any observations, could result in, among other things:

•

warning or other letters from the FDA;

•

fines, injunctions and civil penalties;

•

product recall or seizure;

•

unanticipated expenditures;

•

delays in clearing or approving or refusal to clear or approve products;

•

withdrawal or suspension of approval or clearance by the FDA or other regulatory bodies;

•

orders for physician notification or device repair, replacement or refund;

•

operating restrictions, partial suspension or total shutdown of production or clinical trials; and

•

criminal prosecution.

If any of these actions were to occur, it would harm our reputation and cause our product sales to suffer.

Our operations are also subject to regulatory requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of hazardous substances.  Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.

In addition, our relationships with physicians, hospitals and the marketers of our products are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws, as further disclosed herein.

If our operations are found to be in violation of these laws, we, as well as our employees, may be subject to penalties, including monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers' compensation programs and TRICARE (the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents), and forfeiture of amounts collected in violation of such prohibitions, which could materially adversely affect our financial condition and business operations.

We are subject to federal and state laws prohibiting “kickbacks” and false and fraudulent claims which, if violated, could subject us to substantial penalties.  Additionally, any challenges to or investigations into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

The federal healthcare program Anti-Kickback Statute, and similar state laws, prohibit payments that are intended to induce health care professionals or others either to refer patients or to purchase, lease, order or arrange for or recommend the purchase, lease or order of healthcare products or services.  A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations.  In addition, some state statutes, most notably laws in Massachusetts and Vermont, impose outright bans on certain gifts to physicians as well as requiring reporting of payments to physicians.  Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated.  The federal Physician Payments Sunshine Act, or the Sunshine Act, requires us to collect and report certain data on payments and other transfers of value to physicians and teaching hospitals.

It is widely anticipated that public reporting under the Sunshine Act and implementing Open Payments regulations will result in increased scrutiny of the financial relationships between industry, physicians and teaching hospitals.  These anti-kickback, public reporting and aggregate spend laws affect our sales, marketing and other promotional, and clinical activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers or users of medical devices.  They also impose additional administrative and compliance burdens on us.  In particular, these laws influence, among other things, how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting and other service arrangements, and clinical trials.  If we were to offer or pay inappropriate inducements to purchase our products, we could be subject to a claim under the federal healthcare program Anti-Kickback Statute or similar state laws.  If we fail to comply with particular reporting requirements, we could be subject to penalties under applicable federal or state laws.  Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payments to Medicare, Medicaid or other third-party payers that are false or fraudulent, or for items or services that were not provided as claimed.  Although we do not submit claims directly to government healthcare programs or other payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities.

In providing billing and coding information to customers, we make every effort to ensure that the billing and coding information furnished is accurate and that treating physicians understand that they are responsible for all treatment decisions.  Nevertheless, we cannot provide assurance that the government will regard any billing errors that may be made as inadvertent or that the government will not examine our role in providing information to our customers and physicians concerning the benefits of therapy with our devices.  Likewise, our financial relationships with customers, physicians, or others in a position to influence the purchase or use of our products may be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws.  False claims laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial.  Moreover, an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

Our anticipated international expansion will subject us to increased legal and regulatory requirements, which could have a material effect on our business.

We intend to continue to sell internationally in the future and have commenced sales in Europe.  Movement into international markets will subject us and our products to different and increased laws and regulations, including foreign medical device regulations; tax laws; increased financial accounting and reporting burdens and complexities; export laws; and the Foreign Corrupt Practices Act and similar anti-corruption laws.  Although we have and will continue to implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, and agents, as well as those companies to which we will outsource certain aspects of our business operations, including those based in foreign countries where practices that violate such U.S. laws may be customary, will comply with our internal policies.  We will incur additional compliance costs associated with global operations, and any alleged or actual violations of these laws and regulations could subject us to government scrutiny, severe criminal or civil fines, sanctions and other liabilities, and prohibitions on business conduct, and could negatively affect our business, reputation, operating results, and financial condition.

Risks Relating to Our Intellectual Property

Our inability to adequately protect our intellectual property could allow our competitors and others to produce products based on our technology, which could substantially impair our ability to compete.

Our success and ability to compete depends, in part, upon our ability to maintain the proprietary nature of our technologies.  We rely on a combination of patents, copyrights and trademarks, as well as trade secrets and nondisclosure agreements, to protect our intellectual property.  Our issued patents and related intellectual property may not be adequate to protect us or permit us to gain or maintain a competitive advantage.  Also, we cannot provide any assurance that any of our pending patent applications will result in the issuance of patents to us.  Further, if any patents we obtain or license are deemed invalid and unenforceable, or have their scope narrowed, it could impact our ability to commercialize or license our technology and achieve competitive advantages.

Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.  In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all.

We may, in the future, need to assert claims of infringement against third parties to protect our intellectual property. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable, could result in substantial costs and diversion of resources, and could have a material adverse effect on our financial condition, reputation and results of operations regardless of the final outcome of such litigation.

Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. In addition, we may not have sufficient resources to litigate, enforce or defend our intellectual property rights.  Additionally, third parties may be able to design around our patents.

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.  In this regard, we seek to protect our proprietary information and other intellectual property by having a policy that our employees, consultants, contractors, outside scientific collaborators and other advisors execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement.  We cannot provide any assurance that employees and third parties will abide by the confidentiality or assignment terms of these agreements, or that we will be effective in securing necessary assignments from these third parties.

Claims of infringement or misappropriation of the intellectual property rights of others could prohibit us from commercializing products, require us to obtain licenses from third parties or require us to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.

The medical technology industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights.  The likelihood that patent infringement or misappropriation claims may be brought against us increases as we achieve more visibility in the marketplace and introduce products to market.  We are aware of numerous patents issued to third parties that relate to the manufacture and use of medical devices for the treatment of vascular disease.  The owners of each of these patents could assert that the manufacture, use or sale of our products infringes one or more claims of their patents.  There could also be existing patents of which we are unaware that one or more aspects of our technology may inadvertently infringe. In some cases, litigation may be threatened or brought by a patent-holding company or other adverse patent owner who has no relevant product revenues and against whom our patents may provide little or no deterrence.

Any infringement or misappropriation claim could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation.  If the relevant patents were upheld in litigation as valid and enforceable and we were found to infringe, we could be prohibited from commercializing any infringing products unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent.  We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign any infringing products to avoid infringement.

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our devices, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others.  We can provide no assurance that our patent applications will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technologies, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.  Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts.  The degree of future protection for our proprietary rights is uncertain.  Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage.  While we hold 7 granted U.S. patents and 27 U.S. and international patent applications covering all different aspects of our product line and pipeline of innovations, we cannot be certain that the pending applications will be considered patentable by the United States Patent and Trademark Office (USPTO), and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

Risks Related to Our Financial Condition and Liquidity

We are at an early stage of development, making our future viability, going concern, and success uncertain.

Our business is at an early stage of development.  We are subject to all of the business risks associated with an early stage enterprise.  The success of our business will depend on many factors including, without limitation, our ability to obtain additional capital as and when needed, successfully commercialize our products, obtain future marketing approvals and establish sales and marketing capacity.  Our product may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.  As a result of our early stage of development, the future viability, going concern, and success of our company is uncertain.

We may require additional financing, and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We are dependent on additional financing to execute our business plan.  Additional funds may not be available when we need them on terms that are acceptable to us, or at all.  In the event we need or desire additional financing, we may be unable to obtain it by borrowing money in the credit markets or raising money in the capital markets.  If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products.

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and ability to continue as a going concern will be adversely affected and we will have to delay, reduce the scope of or terminate our sales, marketing and developmental programs or may be forced to cease operations.

Our consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that we will continue as a going concern.  Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern.  We expect to incur operating losses for the foreseeable future.  We had an accumulated deficit of approximately $18 million as of December 31, 2015.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2015 with respect to this uncertainty.  Currently, our revenues are not substantial enough to cover our operating expenses.  The extent of future operating losses is highly uncertain, and we may never achieve or sustain profitability.  We will need to raise additional capital to fund our operating requirements and continue as a going concern.  In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

We need to raise additional capital through equity or debt financing and collaborative arrangements, or some combination thereof.  Substantially all of our operating capital requirements since inception have been provided by existing investors, on an as needed basis.  Additional capital may not be available on acceptable terms, or at all.  If we raise capital through the sale of equity-based securities, dilution to our then-existing equity investors would result.  If we obtain capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors.  In addition, servicing the interest and repayment obligations under borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.  If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish some rights to our technologies or product candidates and we may become dependent on third parties.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.  In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period.  Similar rules may apply under state tax laws.  We may have experienced an ownership change in the past and we may also experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control.  As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset U.S. federal and state taxable income or taxes may be subject to limitations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the use of our device.  For example, we may be sued if our devices cause or are perceived to cause injury.  Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties.  Claims could also be asserted under state consumer protection acts.  If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit the marketing and sale of our devices.  Even successful defense would require significant financial and management resources.  Regardless of the merits or eventual outcome, liability claims may result in:

•

decreased demand for our products;

•

injury to our reputation;

•

initiation of investigations by regulators;

•

costs to defend the related litigation;

•

a diversion of management’s time and our resources;

•

substantial monetary awards to trial participants or patients;

•

product recalls, withdrawals or labeling, marketing or promotional restrictions;

•

loss of revenue;

•

exhaustion of any available insurance and our capital resources; and

•

a decline in our share price.

In the future, our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the further commercial sales of our devices.  Such insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage.

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 100,000,000 shares of our common stock with a par value of $0.001 per share.  Our board of directors may choose to issue some or all of such shares to acquire one or more companies or products and to fund our overhead and general operating requirements.  The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock.  If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our stock.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTCQB, there is no market for our common stock.  Even when a market is established and trading begins, trading through the OTCQB is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate offices are located at 2766 Gateway Road, Carlsbad, CA  92009, where we lease 1,000 square feet under an operating lease for $1,048 per month.  We have no other properties.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol “AVTD”.  Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group for the periods provided.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  As of the date of this filing, there is no active market in our common stock.

Quarter Ended	High	Low
Year Ended December 31, 2015
Fourth Quarter	$ 0.91	$ 0.91
Third Quarter	$ 0.91	$ 0.91
Second Quarter	$ 0.91	$ 0.91
First Quarter	$ 0.91	$ 0.91
Year Ended December 31, 2014
Fourth Quarter	$ 0.91	$ 0.91
Third Quarter	$ 0.91	$ 0.91
Second Quarter	$ 0.91	$ 0.91
First Quarter	$ 0.91	$ 0.91

As of April 4, 2016, there were 167 holders of record of our common stock.

Dividend Policy

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our company.  In the future, our Board of Directors will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our Board of Directors may consider relevant.  We are not under any contractual restriction as to present or future ability to pay dividends.

Unregistered Sales of Equity Securities

Stock issuances in private placements during the year ended December 31, 2015 are as follows:

Stock Issuance Date	Common Shares	Proceeds Received

January 23, 2015	250,000	$250,000
February 27, 2015	150,000	150,000
March 15, 2015	100,000	100,000
March 31, 2015	150,000	150,000
April 23, 2015	150,000	150,000
May 4, 2015	100,000	100,000
May 29, 2015	500,000	500,000
June 1 2015	500,000	500,000
July 17, 2015	200,000	200,000
August 8, 2015	50,000	50,000
August 27, 2015	300,000	300,000
September 28, 2015	250,000	250,000
October 26, 2015	150,000	150,000
November 20, 2015	100,000	100,000
December 12, 2015	100,000	100,000
Total for Year Ended 2015	3,050,000	$3,050,000

On May 5, 2015, 980,800 shares were issued for services rendered valued at $980,800.

On August 12, 2015, 25,000 shares were issued for services rendered valued at $25,000.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our financial results for the periods covered.

We are a medical device company focused on developing, manufacturing and marketing a family of endoluminal occlusion devices, known as the Endoluminal Occlusion System (EOS™).  Through its patented technology, the Company has developed minimally invasive occlusion devices and procedures capable of achieving immediate, complete, and permanent occlusion of peripheral vasculature.  EOS™ was developed by the Company and serves as a proprietary technology platform for several major clinical areas including peripheral and neurological vascular disorders, women's health, interventional oncology and cardiology procedures.

We were incorporated on January 23, 2007.  Our fiscal year end is December 31.  To date, our activities have been committed to the development of EOS™, intellectual property, animal studies, human studies, patent filings, and developing a regulatory strategy for initial clinical indications pertinent to European, manufacturing and FDA submissions and approvals, corporate operations and the raising of equity capital.  The Company conducted the required human clinical studies during 2011 achieving 100% clinical and procedural success, validating the safety and efficiency of the EOS™ device.  The Company received its CE Mark certification for EOS™ on May 30, 2013.  In 2014, the Company began commercialization and commenced marketing with its European distributors.  On December 3, 2014, the Company received FDA approval for EOS™ for marketing and sales in the United States.

During the year ended December 31, 2015, we amended our research and development expenditures in line with our final phase of development and regulatory submission of EOS™.  We have continued to focus on the European launch of EOS™ and raising additional financing for the next phase of our planned business development, including reimbursement, sales, marketing, branding, distribution, clinical studies, commercialization and a launch in the United States.

Results of Operations

Comparison of the Year Ended December 31, 2015 and the Year Ended December 31, 2014

Revenue

We recognize revenue via the sale of the EOS™ device to the Company’s distributors in Europe and through direct sales in the U.S.  We invoice customers when products are shipped.  For the year ended December 31, 2015, our total revenues were $230,154, as compared to $111,732 for the same period in 2014, an increase of 106%.  The increase in revenue is attributable to increased sales of the EOS™ device to European distributors.

Expenses

The Company’s expenses for the year ended December 31, 2015 are summarized as follows in comparison to its expenses for the year ended December 31, 2014:

	Year Ended December 31,
	2015	2014

Revenues	$230,154	$111,732
Cost of sales	230,154	111,732
Research and development	1,608,593	3,127,850
Selling, general and administration	1,934,928	3,142,652
Depreciation expense	4,115	3,164
Financial expenses (income), net	(5)	(699)
Loss before income taxes	$(3,547,631)	$(6,272,967)

Research and Development Expenses

	Year Ended December 31,
	2015	2014
Salaries and related expenses	$253,655	270,737
Other research and development expenses	1,354,938	2,857,113
Total	$1,608,593	$3,127,850

For the years ended December 31, 2015 and 2014, our gross profit was zero since the volume of unit production was not enough to achieve profitable per unit costs of sales.  We expect manufacturing costs to decrease over the next twelve months with increased sales volume and the successful negotiation of a unit price cost from our manufacturing partner.  Research and development costs decreased by $1,519,257 for the twelve months ended December 31, 2015 from the comparative period of 2014.  The decrease is due to our transitioning from the research and development stage of our product to the commercial stage in 2015.  We expect research and development costs to be ongoing due to the enhancement of current products and the development of new devices.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2015	2014
Salaries and related expenses	$390,661	$315,344
Stock-based compensation	96,834	-
Professional fees	442,976	498,582
Rent and related expenses	16,450	51,352
Business development	590,706	943,641
Other general and administrative expenses	397,301	1,333,733
Total	$1,934,928	$3,142,652

For the years ended December 31, 2015 and 2014, general and administrative fees decreased by $1,207,724 for the twelve months ended December 31, 2015 from the comparative period 2014.  This was due in part to an effort by management to reduce certain general and administrative expenses and business development expenses.  Salaries and related expenses increased by $75,317 due to the addition of sales personnel for the North American and European markets.  We expect wages and salaries to increase substantially in the next twelve months as we expand our management, support staff and the sales team.  Any increases are expected to be due to the initialization and transfer of the EOS™ device from research and ongoing development to commercialization.  We anticipate continued professional fees, mainly from regulatory, legal and accounting, due to ongoing public company reporting requirements.

Liquidity and Financial Condition

Working Capital Deficiency

	As of December 31,
	2015	2014
Current assets	$354,598	$151,478
Current liabilities	924,089	1,264,697
Working capital deficiency	$(569,491)	$(1,113,219)

The increase in current assets is mainly due to an increase in inventory and a decrease in accrued expenses.

Cash Flows

	For the Year Ended December 31,
	2015	2014
Net loss	$(3,547,631)	$(6,272,967)
Net cash used in operating activities	(3,123,382)	(6,220,918)
Net cash used in investing activities	(8,917)	(1,573)
Net cash provided by financing activities	3,050,050	4,700,000
Increase (decrease) in cash and cash equivalents	$(82,249)	$(1,522,491)

As of December 31, 2015, our cash and cash equivalents balance was $21,781.  The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the year ended December 31, 2015 was $3,123,382 mainly due to the net loss of $3,547,631 that was incurred from cash used in operations.

Net cash used in investing activities for the year ended December 31, 2015 was was $8,917 due to purchases of equipment.

Net cash provided by financing activities for the year ended December 31, 2015 was $3,050,050 due to issuances of common stock for cash.

We need to raise additional operating capital on an immediate basis.  There is no historical financial information about the Company on which to base an evaluation of our performance.  We have generated minimal revenues from operations.  Management cannot guarantee that it will be successful in its business operations.  The business is subject to risks inherent in the medical device business enterprise in a highly competitive industry, including limited capital resources, and possible cost overruns due to the price and cost increases in supplies and services.

The Company believes it does not have enough cash on hand or will be able to generate enough income from operations to pay operating costs for the next twelve months.  In order to carry out the business plan, including the expansion of the product line and manufacturing of the EOS medical devices, the Company will be required to seek equity or debt financing. If management is unable to raise sufficient funds to increase its manufacturing and deliver products, as well as enhance and develop new innovative devices, the Company will have to curtail its operations until such funds are received.  There is no guarantee that the Company will be successful in raising such funds.

Management believes that current cash resources will not allow us to meet current working capital requirements through the year ended 2016.  Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, the Company will not have the cash resources to remain as a going concern thereafter.  Management anticipates that it will require an additional $5,000,000 over the next 12 to 18 months to further develop its devices and increased manufacturing projections, for marketing, branding and launching into North American markets, in addition to the continued development of its research and development pipeline and new and innovative devices based on the EOS™ technology platform.

While we will actively seek to identify sources of liquidity, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us on a commercially reasonable basis, or at all.  These factors raise substantial doubt about our ability to continue as a going concern.  Furthermore, our “going concern” may make it more difficult for us to raise funds.

Going Concern

The audited consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern.  The Company has cumulative net losses through December 31, 2015 of approximately $18 million, as well as negative cash flows from operating activities.  The Company's cash and cash equivalents balance as of December 31, 2015 is $21,781.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

Management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.  However, there is no assurance that the Company will be successful with those initiatives, and we do not have any firm commitments from investors at this time.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

We expect that our operating expenses will increase over the next twelve months to build-up our sales and marketing efforts to sell EOS™ into existing and new markets.  As of the date of this filing, we had cash and cash equivalents of approximately $7,500.  We do not expect to raise capital through debt financing from traditional lending sources, since we are not currently producing revenue and cannot assure a lender that we will be able to successfully achieve commercial revenues from the development of our technology.  Therefore, we only expect to raise money through equity financing via the sale of our common stock.  If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail.  If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

Cash Requirements

Our plan of operation over the next 12 months is to:

•

initiate regulatory activities for Generation II in the North American markets;

•

expand our sales and marketing efforts within the U.S.;

•

purchase device inventory needed to achieve forecasted sales;

•

hire key personnel including sales, operations, GMP implementation and general and administrative;

•

collaborate with clinical centers and regulators to build our case studies;

•

work with Key Opinion Leaders to develop a strong network of advocates and proctors for the EOS™; and

•

enhance our website to include case studies as a reference center for all physicians and clinicians.

The Company estimates its operating capital needs for the next 12 months as of December 31, 2015 to be as follows:

Sales and Marketing	$850,000
Device Inventory	250,000
Research and Development	2,100,000
General and Administrative	700,000
Working capital	1,100,000
Total	$5,000,000

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the year ended December 31, 2015.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations:

Principles of Consolidation

The consolidated financial statements include the transactions of the Company and its Subsidiary.  All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Such estimates include deferred tax assets arising as a result of the operating loss carry forwards.  Actual results could differ from those estimates.  The Company’s periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Common Stock Issued for Services

Services purchased and other transactions settled in the Company’s common stock and stock options are recorded at the estimated fair value of the stock issued and options granted if that value is more readily determinable than the fair value of the consideration received.

Earnings Per Share of Common Stock

In accordance with accounting guidance now codified as FASB ASC Topic 260, Earnings per Share, basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Property and Equipment

The Company records property and equipment at cost and uses straight-line depreciation methods over estimated useful lives of 5-7 years.

Inventory

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of December 31, 2015 and 2014, all inventory consisted of finished goods.

As the Company begins its transition from the research and development phase to production, management has estimated the cost of units sold to be equal to the revenue generated on those units.  Other direct cost that may be associated with the production of these units has been reflected in research and development expenses.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into U.S. dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the U.S. dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of other comprehensive income or loss.  Upon realization, the amount deferred is recognized in income in the period when it is realized.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.

Receivables

The accounts receivable balance as of December 31, 2015 is comprised of balances due from four customers.  The accounts receivable balance as of December 31, 2014 was comprised of balances from two customers.  No bad debts were written off.

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

Concentrations of Credit Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable.  The Company maintains cash balances at financial institutions, which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000.  As of December 31, 2015, the Company had no deposits in excess of federally insured limits in its U.S. bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.  As of December 31, 2015, four customers represented 100% of our accounts receivable.  As of December 31, 2015, one vendor accounted for more than 10% of our purchases and accounts payable.

Recently Adopted Accounting Pronouncements

See Note 7 of the annual financial statements for our Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of December 31, 2015.  The ineffectiveness of the Company’s internal controls over financial reporting was due to the following material weaknesses which are indicative of many small companies with limited staff:

(i)

inadequate segregation of duties consistent with control objectives;

(ii)

an ineffective internal audit function or risk assessment function for which such functions are important to the monitoring or risk assessment component of internal control;

(iii)

ineffective controls over period end financial disclosure and reporting processes; and

(iv)

Lack of an independent board and, therefore, lack of oversight by a functioning audit committee.

Our management believes the weaknesses identified above have not had any material effect on our financial statements.  However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes as soon as practicable, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to remediate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Remediation Plan

Subject to raising additional working capital, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the next fiscal year as our capital resources allow:

(i)

appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies; and

(ii)

adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of hiring the requisite personnel and implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be delayed.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As of March 29, 2016, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Leon Rudakov, Ph.D. (1)	President, Chief Technology Officer and Director	64	February 11, 2011 and February 11, 2010
H. James (Jim) Graham (2)	Executive Chairman of the Board of Directors	67	March 14, 2016
Christopher Thorson (3)	Director	60	March 14, 2016

Notes

(1)

Dr. Rudakov was appointed President on February 11, 2011 and Chief Technology Officer and a member of the Board of Directors on February 11, 2010.  Dr. Rudakov previously served as Chief Executive Officer from February 11, 2010 until February 2, 2011.

(2)

Mr. Graham was appointed Executive Chairman of the Board of Directors and resigned his positions as Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors on March 15, 2016.  Mr. Graham served as Chief Financial Officer since July 19, 2010 and Chief Executive Officer since February 2, 2011.  Mr. Graham previously served as CEO from April 29, 2008 until February 11, 2010, and as President until February 2, 2011.  Mr. Graham has been a member of the Board of Directors since April 28, 2008.

(3)	Mr. Thorson was appointed to the Board of Directors on March 15, 2016.

All directors hold office until the next annual meeting following their election and/or until their successors are elected and qualified.  Officers serve at the discretion of the Board of Directors.

The following is a brief account of the education and business experience of our directors and executive officers during the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Leon Rudakov, Ph.D. – President, Chief Technology Officer and Director

Leon Rudakov, Ph.D. has more than 25 years of experience in research and development, engineering, product development and project management.  He holds a Ph.D. in mechanical engineering from the Moscow Institute of Aviation, and completed Business Executive Program at the Fuqua Business School at Duke University in North Caroline.  He has held several executive management and research and development positions with international corporations and start-up companies.  In 2003, Dr. Rudakov joined Merlin Medical, a Singapore-based company, where he held the position of vice-president of research and development and chief technology officer.  He was responsible for the Company's business strategy, and directed its product development and regulatory pathway.  Under his leadership, the Company developed a new, unique intracranial device for the treatment of intracranial aneurysms with potential for the treatment of ischemic disease.  He also established the Company’s intellectual property and led the device development from the initial concept formulation to its production and the clinical studies in several European Union countries.  Dr. Rudakov also developed the coronary stent "X'Calibur" and its delivery catheter through to its CE Mark approval and current market presence in Asia.

Dr. Rudakov has served as a Director of Engineering with CardioVasc Inc. located in Silicon Valley and led a cross functional group of engineers through the production of several coronary devices, from development to commercial implementation.  Among these CardioVasc projects, Dr. Rudakov led the development of a new coronary stent and delivery system, which was subsequently sold to Goodman Co. in Japan.  He also participated in the device regulatory process leading to its approval in Japan.  Additionally, Dr. Rudakov, managed the development of a coated stent-graft, for the treatment of failing saphenous vein graft (SVG).  This device has received the CE Mark and is marketed and sold in the European Union by CardioVasc.  Dr. Rudakov served as a Regional Director of Operations for Booz Allen & Hamilton, a worldwide leader in management consulting.  He managed the Company's operations and regional business development, while working with key corporate clients, providing strategic business planning, corporate restructuring and re-engineering.  We believe that Dr. Rudakov is qualified to serve on our Board of Directors due to his significant experience in the Company’s industry and a deep knowledge of our business.

H. James Graham - Executive Chairman of the Board of Directors

H. James (Jim) Graham was appointed Executive Chairman of the Board of Directors on March 14, 2016.  Prior to that, he was Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Company since 2010 and 2011.  Mr. Graham has acted as President and CEO of a number of successful corporations, including start-up companies.  Prior to 2010, Mr. Graham led corporations through the development of global business and marketing strategies in addition to drafting and negotiating international management and distribution agreements.  In 2000, Mr. Graham co-founded CyberBroadcastOne Inc., an interactive broadcast company based on the foundation of education, entertainment and commerce, where he served as President and CEO to 2006.  From 1993 to 2007, he served as a member of the Board of Directors of Kodiak Oil and Gas (NYSE:  KOG), an emerging oil and gas company, with its head office in Denver, Colorado and operations throughout America.  In 1998, Mr. Graham co-founded Pyrotech International Ltd., Singapore, a corporation committed to the development of a revolutionary fire fighting gel recognized globally under the brand name of Barricade, where he served as CEO from 1998 to 2000.  Prior to that, Mr. Graham co-founded and was the President of Tri-Pacific Resources Corporation, a Hong Kong based technology corporation specializing in onboard power supply and energy management systems.  Mr. Graham served as President of Hunter Douglas Canada, Inc., a vertically integrated supplier of aluminum and home fashions products to the international market.  Hunter Douglas acquired the H.J. Graham Company Ltd., which was previously founded and headed by Mr. Graham until the acquisition.  Mr. Graham also served on the Board of Directors of Bradbury International, Ltd., a diversified Canadian financial investment corporation, which traded on the Vancouver Stock Exchange.  We believe Mr. Graham is qualified to serve on our Board of Directors because of his experience within our business and his business acumen having founded and managed a number of business enterprises.

Christopher Thorson – Director

Christopher Thorson was appointed a director on March 14, 2016.  Mr. Thorson has been employed by the Company since May 2015 and has served as a project manager and coordinator of the finance and operations of the Company.  From 1981 through 2009, Mr. Thorson was employed by the Insurance Corporation of British Columbia where he served in positions as Cl Manager of Claims, Manager of Internal Auditing, Manager of Claims Quality Service, Manager of Claims Planning, and Senior Manager of Claims Analysis and Support.  We believe that Mr. Thorson’s extensive experience in finance, exposure to the operations of our business and resultant experience in the medical device industry gives him the qualifications and skills to serve on our Board of Directors.

Information About the Board of Directors

Director Independence and Meetings

During the year ended December 31, 2015, the Board of Directors met or acted by unanimous written consent on approximately 20 occasions.  During the year ended December 31, 2015, all of the members of the Board of Directors attended all of the meetings held during the period for which they were a director or committee member, respectively.

The Board of Directors does not have a formal policy with respect to a member’s attendance at annual stockholder meetings, though it encourages directors to attend such meetings.  The Company did not hold an annual meeting during the year ended December 31, 2015.

The Board of Directors of the Company has concluded that there are no independent members based on the listing standards of the NASDAQ Stock Market, if the Company were listed thereon (which it is not), having concluded that any relationship between such director and the Company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Leadership Structure

Mr. Rudakov was appointed President on February 11, 2011 and Chief Technology Officer and a member of the Board of Directors on February 11, 2010.  Mr. Graham was appointed Executive Chairman on March 14, 2016, and had previously served as Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors until his resignation on March 15, 2016.  While the Company is in the process of determining the best management team and structure of the Board of Directors, the Board of Directors believes that its current leadership structure, in which Mr. Rudakov currently holds the positions of President, Chief Technology Officer and Director is appropriate at this time and provides the most effective leadership until new executives and members of the Board of Directors can be recruited.  We believe that any risks inherent in that structure are balanced by the experience of Mr. Rudakov and his past performance in the respective roles he holds.

Governance, Board Committees and Policies of the Board of Directors

Our Board of Directors is of the view that it is appropriate for us not to have a standing audit committee, compensation committee and nominating committee because the current size of our Board of Directors does not facilitate the establishment of these separate committees.  Our Board of Directors has performed, and will perform adequately, the functions of an audit committee, compensation committee and nominating committee.

We do not have any independent directors at this time.  Directors are reimbursed for expenses, if any, for attendance at meetings of the Board of Directors.  The Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.

Significant Employees

We currently have no significant employees other than the officers and directors described above.

Code of Conduct / Code of Ethics

We adopted a Code of Conduct and Ethics on September 13, 2013.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during fiscal year ended December 31, 2015, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in the Company’s best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

We have been advised that, in the opinion of the SEC, indemnification for liabilities occurring pursuant to federal securities laws is against public policy as expressed in the Securities Act of 1933 and, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer, or controlling person in the successful defense of any action, lawsuit, or proceeding, is asserted by a director, officer, or controlling person, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the issue of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, and we will be governed by the final adjudication of such issue.  The legal process relating to the matter, if it were to occur, probably will be very costly and may result in us receiving negative publicity, either of which factors would probably materially reduce the market and price for our common stock, if such a market ever develops.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for the fiscal years ended December 31, 2015 and 2014 concerning compensation of the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa tion ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Leon Rudakov President & CTO [1]	2015 2014	209,166 250,000	- -	- -	- -	- -	14,167 -	- -	223,333 250,000
H. James (Jim) Graham Executive Chairman [2]	2015 2014	- -	- -	- -	- -	- -	14,167 -	215,834 260,000	230,000 260,000

(1)

Dr. Rudakov was appointed President on February 11, 2011 and Chief Technology Officer and a member of the Board of Directors on February 11, 2010.  His contractual salary as December 2015 was $170,000 annually, of which $14,167 has been deferred as of December 31, 2015.

(2)

Mr. Graham was appointed Executive Chairman of the Board of Directors and resigned his positions as Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors on March 15, 2016.  His contractual salary as of December 31, 2015 was $170,000 annually, of which $14,167 has been deferred as of December 31, 2015.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

Outstanding Equity Awards at December 31, 2015

There were no outstanding equity awards held by any named executive officer of our company as of December 31, 2015.

Option Exercises and Stock Vested in 2015

There were no option exercises by our named executive officers during 2015.

Employment Agreements

Leon Rudakov.  On February 2, 2010, the Company entered into an Employment Agreement with its then Chief Executive Officer (CEO) and Chief Technology Officer (CTO), Dr. Leon Rudakov.  Under the terms of the Employment Agreement, Dr. Rudakov was compensated with an annual salary of $120,000, plus benefits.  As of February 1, 2011, the base salary was amended to $170,000 per annum to reflect his current positions as the President and CTO.  The agreement includes other employment benefits.  Effective June 1, 2013, the agreement was amended to reflect a term to December 31, 2018, with an annual salary of $250,000 per annum.  The agreement was subsequently amended on September 1, 2015 to reflect a base salary of $170,000 per annum, with bonuses to be determined by the Board of Directors.  On March 14, 2016, the agreement was further amended to reflect a base salary of $96,000 per annum.

H. James Graham.  On April 1, 2010, the Company entered into a Consulting Agreement with its then President and Chairman of the Board, H. James Graham.  Under the terms of a consulting Agreement, effective March 1, 2010, Mr. Jim Graham was compensated with annual base fee of $100,000 per annum, plus benefits.  As of February 1, 2011, the agreement was amended to reflect Mr. Graham’s current positions of Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors to reflect a base annual fee of $180,000 per annum.  Effective June 1, 2013, the agreement was amended to reflect a term to December 31, 2018, with an annual fee of $260,000 per annum.  The agreement was subsequently amended on September 1, 2015, to reflect a base salary of $170,000 per annum, with bonuses to be determined by the Board of Directors.  On March 14, 2016, the Board of Directors passed a resolution to appoint Mr. Graham as Executive Chairman, with an annual base fee of $96,000.

Director Compensation

Members of our Board of Directors do not receive compensation at this time, but may be paid consulting fees for specific services as incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 7, 2016, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group.  As of April 7, 2016, we had 63,657,086 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities.  Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent(1)
Philippe Gailloud c/o Parsons/Burnett/Bjordahl/Hume, LLP 10655 NE 4th Street, Suite 801 Bellevue, WA, 98004	8,515,100 Direct	13.38%
Indian Creek International, SA c/o Parsons/Burnett/Bjordahl/Hume, LLP 10655 NE 4th Street, Suite 801 Bellevue, WA, 98004	4,400,000 Direct	6.91%
David Gilbert #1201 – 168 Chadwick Ct. N. Vancouver, BC Canada, V7M 3L4	4,100,000 Direct	6.44%
Bianca Gilbert #212 – 5649 Kings Road Vancouver, BC Canada, V6T 1K9	3,900,000 Direct	6.13%
MLPRP Enterprises, LLC 17624 15th Ave. SE, Suite 112 Mill Creek, WA 98012	3,583,718 Direct	5.63%
Total Beneficial Holders as a Group	24,498,818 Direct	38.49%

Security Ownership of Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent(1)
Leon Rudakov, Ph.D. c/o Artventive Medical Group, Inc. 2766 Gateway Rd Carlsbad, CA 92009	8,515,100 Direct	13.38%
H. James (Jim) Graham c/o Artventive Medical Group, Inc. 2766 Gateway Rd Carlsbad, CA 92009	2,500,000 Direct (2)	3.93%
Cassin Route Holdings Ltd c/o Thorsteinssons, LLC P.O. Box 49123 Three Bentall Centre, 27th Floor 595 Burrand Street Vancouver, BC V7X 1J2	5,700,000 Direct (2)	8.95%
Christopher Thorson c/o Artventive Medical Group, Inc. 2766 Gateway Rd Carlsbad, CA 92009	-	-
Directors & Executive Officers as a Group	16,715,100 Direct	26.26%

Notes

(1)

Percentage of ownership is based on 63,657,086 shares of our common stock issued and outstanding as of April 7, 2016.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

H. James Graham is a beneficial shareholder of Cassin Route Holdings Ltd. and these shares are also included in the calculation of ownership for purposes of disclosing the amount of shares controlled by the officers and directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans approved by shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

As of December 31, 2015, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•

any director or executive officer of our company;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any promoters and control persons; and

•

any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective October 1, 2015, Anderson Bradshaw, PLLC (“Anderson Bradshaw”) was dismissed as the Company's independent registered public accounting firm.  On October 1, 2015 the Company engaged Heaton & Company, PLLC (“Heaton & Company”) as the Company's new independent registered public accounting firm.  The following table sets forth the fees billed to the Company for professional services rendered by Anderson Bradshaw and Heaton & Company, respectively, for each of the years ended December 31, 2015 and 2014:

	Heaton & Company		Anderson Bradshaw
Services	2015	2014	2015	2014
Audit fees	$18,800	$-	$8,000	$28,000
Audit related fees	-	-	-	-
Tax fees	-	-	-	-
All other fees	-	-	-	-
Total fees	$18,800	$-	$8,000	$28,000

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports.

Tax Fees

The tax fees were paid for reviewing various tax related matters.

Pre-Approval Policies and Procedures

Our Board of Directors preapproves all services provided by our independent registered public accounting firm.  All of the above services and fees were reviewed and approved by the Board of Directors before the respective services were rendered.  Our Board of Directors has considered the nature and amount of fees billed by Heaton & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Regulation S-K

No.	Description
3.1

Articles of Incorporation (incorporated by reference to the Company’s registration statement filed on June 29, 2007, as an exhibit on Form SB-2 (file no. 333-144226), which exhibit is incorporated herein by reference)

3.2	By-Laws (incorporated by reference to the Company’s registration statement filed on June 29, 2007, as an exhibit on Form SB-2 (file no. 333-144226), which exhibit is incorporated herein by reference)
3.3	Certificate of Amendment to Articles of Incorporation
3.4	Amendment to By-Laws
3.5*	Corporate Governance
10.1*	Master Services Agreement
10.2*	Consulting Agreement
10.3*	Medpass AR Agreement
14*	Code of Ethics
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Interactive Data Files pursuant to Rule 405 of Regulation ST.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTVENTIVE MEDICAL GROUP, INC.

By: /s/ Leon Rudakov______________
Leon Rudakov
President and Chief Technology Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2016

By: /s/ H. James Graham___________
H. James Graham
Executive Chairman
Date: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By: /s/ Leon Rudakov______________
Leon Rudakov
Director
Date: April 14, 2016

By: /s/ H. James Graham___________
H. James Graham
Director
Date: April 14, 2016

By: /s/ Christopher Thorson________
Christopher Thorson
Director
Date: April 14, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTVENTIVE MEDICAL GROUP, INC.

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 & F-3

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets	F-4

Statements of Operations and Comprehensive Loss	F-5

Statements of Changes in Capital Deficiency	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8

Heaton & Company, PLLC

Kristofer Heaton, CPA
William R. Denney, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
ArtVentive Medical Group, Inc.

We have audited the accompanying balance sheet of ArtVentive Medical Group, Inc. (the Company) as of December 31, 2015, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ArtVentive Medical Group, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC
Farmington, Utah
April 13, 2016

240 N. East Promontory
Suite 200
Farmington, Utah 84025
(T) 801.218.3523

heatoncpas.com

ANDERSON BRADSHAW PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
ArtVentive Medical Group, Inc.

We have audited the accompanying consolidated balance sheet of ArtVentive Medical Group, Inc., ("the Company") as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in capital deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArtVentive Medical Group, Inc. as of December 31, 2014, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Anderson Bradshaw PLLC
Salt Lake City, Utah
March 25, 2015

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

abcpas.net

ARTVENTIVE MEDICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

ASSETS	December 31,	December 31,
	2015	2014
CURRENT
Cash	$ 21,781	$ 104,030
Accounts receivable	18,118	22,662
Prepaid expenses	11,655	1,048
Inventory	303,044	23,738
TOTAL CURRENT ASSETS	354,598	151,478
PROPERTY, PLANT AND EQUIPMENT
Office equipment	26,870	17,953
Accumulated Depreciation	(9,582)	(5,467)
NET PROPERTY, PLANT AND EQUIPMENT	17,288	12,486
OTHER ASSETS
Deposits	81,530	25,007
TOTAL OTHER ASSETS	81,530	25,007

TOTAL ASSETS	$ 453,416	$ 188,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Accounts payable	$ 924,089	$ 221,397
Accrued expenses	-	1,043,300
TOTAL CURRENT LIABILITIES	924,089	1,264,697
LONG-TERM LIABILITIES
Notes payable	500,000	500,000
TOTAL LONG-TERM LIABILITIES	500,000	500,000

TOTAL LIABILITIES	1,424,089	1,764,697

STOCKHOLDERS’ DEFICIT
Common stock, par value $.001, 100,000,000 shares
authorized, 63,592,086 and 59,506,286 shares issued and outstanding at December 31, 2015 and 2014, respectively	63,592	59,506
Additional paid in capital	17,028,580	12,879,982
Accumulated deficit	(18,062,845)	(14,515,214)
TOTAL STOCKHOLDERS’ DEFICIT	(970,673)	(1,575,726)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$ 453,416	$ 188,971

The accompanying notes are an integral part of these consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2015 and 2014

	For the years ended December 31,
	2015	2014

REVENUES	$ 230,154	$ 111,732
COST OF GOODS SOLD	230,154	111,732
GROSS PROFIT	-	-
OPERATING EXPENSES
Research and development	1,608,593	3,127,850
Selling, general and administrative	1,934,928	3,142,652
Depreciation expense	4,115	3,164
	3,547,636	6,273,666
OPERATING LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(3,547,636)	(6,273,666)
OTHER INCOME
Interest income	5	699
Income taxes	-	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	(3,547,631)	(6,272,967)
COMPREHENSIVE LOSS FOR THE PERIOD	$ (3,547,631)	$ (6,272,967)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.06)	$ (0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING	61,701,498	57,352,546

The accompanying notes are an integral part of these consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

As of December 31, 2015 and 2014

	Common	Share	Additional	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Paid In Capital		(Deficit)
Balance, January 1, 2014	55,306,286	$ 55,306	$ 9,056,279	$ (8,242,247)	$ 869,338
Common shares issued in private placement	4,200,000	4,200	4,195,800		4,200,000
Common shares to be issued as finder’s fee			(420,000)		(420,000)

Stock options issued for services			47,903		47,903
Loss during year (2014)				(6,272,967)	(6,272,967)
Balance, December 31, 2014	59,506,286	$ 59,506	$ 12,879,982	$ (14,515,214)	$ (1,575,726)
Common shares issued in private placement	3,050,000	3,050	3,046,950		3,050,000
Common shares issued as finder’s fee	985,800	986	1,004,814		1,005,800
Shares issued for exercise of stock options	50,000	50			50
Stock options issued for services			96,834		96,834
Loss during year (2015)				(3,547,631)	(3,547,631)
Balance, December 31, 2015	63,592,086	$ 63,592	$ 17,028,580	$ (18,062,845)	$ (970,673)

The accompanying notes are an integral part of these consolidated financial statements.

F-6

ARTVENTIVE MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	For the years ended December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (3,547,631)	$ (6,272,967)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Depreciation expense	4,115	3,164
Issuance of common stock and options for services	96,834	47,903
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	4,544	(22,662)
Prepaid expenses	(10,607)	8,050
Inventory	(279,306)	3,165
Deposits	(56,523)	26,041
Accounts payable	702,692	(51,112)
Accrued expenses	(37,500)	37,500
NET CASH USED BY OPERATING ACTIVITIES	(3,123,382)	(6,220,918)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(8,917)	(1,573)
NET CASH USED BY INVESTING ACTIVITIES	(8,917)	(1,573)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	3,050,050	4,200,000
Issuance of notes payable	-	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,050,050	4,700,000
NET INCREASE (DECREASE) IN CASH	(82,249)	(1,522,491)
CASH, BEGINNING OF PERIOD	104,030	1,626,521
CASH, END OF PERIOD	$ 21,781	$ 104,030
Cash paid during the year:
Interest paid	$ -	$ -
Income taxes paid	$ 800	$ -
Non-cash investing and financing activities:
Transfer of stock for accrued issuance costs	$ 1,005,800	$ -
Accrual of stock issuance cost	$ -	$ 420,000

The accompanying notes are an integral part of these consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated audited financial statements have been prepared by ArtVentive Medical Group, Inc. and its Subsidiary, ArtVentive Medical Group, Canada Inc., (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of such financial statements.

NOTE 2 - ORGANIZATION

The Company is a medical device company focused on developing, manufacturing and marketing a family of endoluminal occlusion devices, known as the Endoluminal Occlusion System (EOS™).  Through its patented technology, the Company has developed minimally invasive occlusion devices and procedures capable of achieving immediate, complete, and permanent occlusion of peripheral vasculature.  EOS™ was developed by the Company and serves as a proprietary technology platform for several major clinical areas including peripheral and neurological vascular disorders, women's health, interventional oncology and cardiology procedures.

The Company was incorporated on January 23, 2007.  The Company’s fiscal year end is December 31.  To date, the Company’s activities have been committed to the development of EOS™, intellectual property, animal studies, human studies, patent filings, and developing a regulatory strategy for initial clinical indications pertinent to European, manufacturing and FDA submissions and approvals, corporate operations and the raising of equity capital.  The Company conducted the required human clinical studies during 2011 achieving 100% clinical and procedural success, validating the safety and efficiency of the EOSTM device.  The Company received its CE Mark certification for EOS™ on May 30, 2013.  In 2014, the Company began commercialization and commenced marketing with its European distributors.  On December 3, 2014, the Company received FDA approval for EOS™ for marketing and sales in the United States.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the transactions of the Company and its Subsidiary.  All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Such estimates include deferred tax assets arising as a result of the operating loss carry forwards.  Actual results could differ from those estimates.  The Company’s periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Common Stock Issued for Services

Services purchased and other transactions settled in the Company’s common stock and stock options are recorded at the estimated fair value of the stock issued and options granted if that value is more readily determinable than the fair value of the consideration received.

Earnings Per Share of Common Stock

In accordance with accounting guidance now codified as FASB ASC Topic 260, Earnings per Share, basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2015:

Common stock warrants	3,050,000
Common stock options	370,000
Total common stock equivalents	3,420,000

Since the Company recorded net losses in the years ended December 31, 2015 and 2014, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

	December 31, 2015	December 31, 2014
Net income (loss)	$(3,547,631)	$(6,272,967)
Weighted average common shares outstanding	61,701,498	57,352,546
Net (loss) per share	$(0.06)	$(0.11)

Property and Equipment

The Company records property and equipment at cost and uses straight-line depreciation methods over estimated useful lives of 5-7 years.

	December 31, 2015	December 31, 2014
Computer equipment	$22,124	$13,207
Office furniture	4,746	4,746
Less: Accumulated depreciation	(9,582)	(5,467)
Net property and equipment	$17,288	$12,486

Inventory

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of December 31, 2015 and 2014, all inventory consisted of finished goods.

As the Company begins its transition from the research and development phase to production, management has estimated the cost of units sold to be equal to the revenue generated on those units.  Other direct cost that may be associated with the production of these units has been reflected in research and development expenses.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into U.S. dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the U.S. dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of other comprehensive income or loss.  Upon realization, the amount deferred is recognized in income in the period when it is realized.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $21,781 as of December 31, 2015.

Receivables

The accounts receivable balance of $18,118 as of December 31, 2015 is comprised of balances due from four customers totaling $5,760, $5,568, $3,210, and $3,580.  The accounts receivable balance as of December 31, 2014 was comprised of balances from two customers.  No bad debts were written off.

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

Concentrations of Credit Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable.  The Company maintains cash balances at financial institutions, which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000.  As of December 31, 2015, the Company had no deposits in excess of federally insured limits in its U.S. bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.  As of December 31, 2015, four customers represented 100% (31.8%, 30.7%, 17.7% and 19.8%) of our accounts receivable.

As of December 31, 2015, Medical Murray, accounted for more than 10% of our purchases and accounts payable.

NOTE 4 – NOTES PAYABLE

On April 1, 2014, the Company borrowed $250,000 from an unrelated party and issued a note payable due on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all or part of the debt, including interest, into common stock of the Company at any time at the rate of $1.00 per share.

On April 1, 2014, the Company borrowed $250,000 from an unrelated party and issued a note payable due on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all of part of the debt, including interest, into common stock of the Company at any time at the rate of $1.00 per share.

Long-term debt consists of the following:

	December 31, 2015	December 31, 2014
Note payable to a private party, interest at 3.0%, interest and principal due December 31, 2017	$250,000	$250,000
Note payable to a private party, interest at 3.0%, interest and principal due December 31, 2017	250,000	250,000
Total	500,000	500,000
Less: Current maturities of long-term debt	-	-
Long-term debt	$500,000	$500,000

Maturities on long-term debt are as follows:

2016	$-
2017	500,000
$500,000

NOTE 5 - STOCKHOLDERS’ EQUITY

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

Stock issuances in private placements during the years ended December 31, 2014 and 2015 are as follows:

Stock Issuance Date	Common Shares	Proceeds Received

January 7, 2014	400,000	$400,000
February 11, 2014	400,000	400,000
March 6, 2014	300,000	300,000
May 23, 2014	100,000	100,000
June 24, 2014	1,000,000	1,000,000
July 23, 2014	500,000	500,000
August 29, 2014	250,000	250,000
September 29, 2014	150,000	150,000
September 30, 2014	100,000	100,000
October 15, 2014	100,000	100,000
November 7, 2014	80,000	80,000
November 28, 2014	70,000	70,000
December 4, 2014	250,000	250,000
December 15, 2014	250,000	250,000
December 29, 2014	250,000	250,000

Total for Year Ended 2014	4,200,000	$4,200,000

January 23, 2015	250,000	$250,000
February 27, 2015	150,000	150,000
March 15, 2015	100,000	100,000
March 31, 2015	150,000	150,000
April 23, 2015	150,000	150,000
May 4, 2015	100,000	100,000
May 29, 2015	500,000	500,000
June 1 2015	500,000	500,000
July 17, 2015	200,000	200,000
August 8, 2015	50,000	50,000
August 27, 2015	300,000	300,000
September 28, 2015	250,000	250,000
October 26, 2015	150,000	150,000
November 20, 2015	100,000	100,000
December 12, 2015	100,000	100,000

Total for Year Ended 2015	3,050,000	$3,050,000

On May 5, 2015, 980,800 shares were issued for services rendered valued at $980,800.

On August 12, 2015, 25,000 shares were issued for services rendered valued at $25,000.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2015, the Company had a negative working capital balance of $569,491 and an accumulated deficit of $18,062,845.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.  Management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.  However, there is no assurance that the Company will be successful with those initiatives, and it does not have any firm commitments from investors at this time.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed Accounting Standards Update (“ASU”) through ASU No. 2016-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 8 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740, Income Taxes, to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Exploration and development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Tax operating loss carry forwards generated during the period from January 23, 2007 (date of inception) through December 31, 2015 of approximately $17.8 million will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $7,425,791 (2014 – $6,074,247) related to net operating loss carryforwards and $192,461 related to stock-based compensation were offset in full by the valuation allowance.

The Company has no tax positions at December 31, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2015, 2014, 2013 and 2012 are open for examination under Federal Statute of Limitations and for the years ended December 31, 2015, 2014 and 2013 under the State of California Statute of Limitations.

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

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31,
	2015	2014
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$(1,206,195)	$(2,132,809)
Change in valuation allowance	1,519,806	2,687,339
State taxes (net of federal benefit)	(313,611)	(554,530)
	$-	$-

NOTE 9 - WARRANTS AND OPTIONS

During the year ended December 31, 2015, the Company granted 3,050,000 warrants to purchase shares of Common Stock of which all have a 1-year exercise term.  The Company valued these warrants utilizing a Black-Scholes option-pricing model and the fair value was recorded in additional paid-in capital.

The following is a summary of the Company’s warrant activity as of December 31, 2015:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	4,358,000	$1.50
Granted - 2014	4,200,000	1.50
Exercised - 2014	-	-
Forfeited - 2014	(4,358,000)	1.50
Outstanding – December 31, 2014	4,200,000	$1.50
Exercisable – December 31, 2014	4,200,000	$1.50

Granted - 2015	3,050,000	$1.50
Exercised - 2015	-	-
Forfeited - 2015	(4,200,000)	$1.50
Outstanding – December 31, 2015	3,050,000	$1.50
Exercisable – December 31, 2015	3,050,000	$1.50

Warrants outstanding and exercisable at December 31, 2015 are as follows:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	250,000	0.02 years	$1.50	250,000	$1.50
$1.50	150,000	0.16 years	$1.50	150,000	$1.50
$1.50	100,000	0.20 years	$1.50	100,000	$1.50
$1.50	150,000	0.25 years	$1.50	150,000	$1.50
$1.50	50,000	0.29 years	$1.50	50,000	$1.50
$1.50	150,000	0.31 years	$1.50	150,000	$1.50
$1.50	100,000	0.34 years	$1.50	100,000	$1.50
$1.50	500,000	0.40 years	$1.50	500,000	$1.50
$1.50	500,000	0.42 years	$1.50	500,000	$1.50
$1.50	200,000	0.54 years	$1.50	200,000	$1.50
$1.50	300,000	0.65 years	$1.50	300,000	$1.50
$1.50	250,000	0.74 years	$1.50	250,000	$1.50
$1.50	150,000	0.82 years	$1.50	150,000	$1.50
$1.50	100,000	0.89 years	$1.50	100,000	$1.50
$1.50	100,000	0.95 years	$1.50	100,000	$1.50

Warrant activity is as follows:

Warrants issued during 2014, totaling 4,200,000, expired during 2015.

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

Effective August 12, 2015, 25,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

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

Effective October 26, 2015, 150,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

Effective November 20, 2015, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

Effective December 12, 2015, 100,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

The following is a summary of the Company’s stock options activity:

	Options	Weighted Average Exercise Price
Granted - 2014	-	$-
Exercised - 2014	-	-
Forfeited - 2014	-	-
Outstanding – December 31, 2014	305,000	$0.836
Exercisable – December 31, 2014	155,000	$0.678

Granted - 2015	265,000	$1.00
Exercised - 2015	(50,000)	0.001
Forfeited - 2015	(150,000)	1.00
Outstanding – December 31, 2015	370,000	$1.00
Exercisable – December 31, 2015	230,000	$1.00

Options outstanding and exercisable at December 31, 2015 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	35,000	2.09 years	$1.00	35,000	$1.00
$1.00	10,000	2.16 years	$1.00	10,000	$1.00
$1.00	10,000	2.99 years	$1.00	10,000	$1.00
$1.00	50,000	7.92 years	$1.00	50,000	$1.00
$1.00	10,000	9.06 years	$1.00	10,000	$1.00
$1.00	100,000	9.33 years	$1.00	100,000	$1.00
$1.00	40,000	9.45 years	$1.00	-	$1.00
$1.00	15,000	9.66 years	$1.00	15,000	$1.00
$1.00	100,000	9.73 years	$1.00	-	$1.00

The Company’s stock option activity is as follows:

Effective November 2, 2010, the Board of Directors of the Company granted 50,000 non-statutory stock options to a current consultant at an exercise price of $.001 per share with the vesting date of November 2, 2013 and an expiration date of November 2, 2016.  These options were exercised on August 7, 2015.

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

Effective January 1, 2015, the Board of Directors of the Company granted 200,000 non-statutory stock options to a then current employee at an exercise price of $1.00 per share with 50,000 of the shares vested on January 1, 2016 and the additional 75% of the shares exercisable on each of the next succeeding three anniversaries of January 1.  The 50,000 vested stock options remain outstanding, while the 150,000 non-vested options were forfeited through a voluntary resignation on September 4, 2015.

Effective January 23, 2015, the Board of Directors of the Company granted 10,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of January 23, 2015, and an expiration date of January 23, 2025.

Effective April 30, 2015, the Board of Directors of the Company granted 100,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of April 30, 2015, and an expiration date of April 30, 2025.

Effective June 15, 2015, the Board of Directors of the Company granted 40,000 non-statutory stock options to a current employee at an exercise price of $1.00 per share with 25% of the shares exercisable on June 15, 2016 and an additional 25% exercisable on each of the next succeeding three anniversaries of June 15, on a cumulative basis, so that the option, or any unexercised portion, shall be fully exercisable on and after June 15, 2019.  The stock options have an expiration date of June 15, 2025.

Effective August 28, 2015, the Board of Directors of the Company granted 15,000 non-statutory stock options to a current consultant at an exercise price of $1.00 per share with the vesting date of August 28, 2015, and an expiration date of August 28, 2025.

Effective September 22, 2015, the Board of Directors granted 100,000 stock options deemed an Incentive Stock Option (ISO) to a current employee, at an exercise price of $1.00 per share with 25% exercisable on September 22, 2016; and an additional 25% exercisable on each of the next succeeding three anniversaries of September 22nd, on a cumulative basis, so that the Option, or any unexercised portion, shall be fully exercisable on and after September 22, 2019.  The stock options have an expiration date of September 22, 2025.

The Company valued these options utilizing a Black-Scholes option-pricing model and the fair value was recorded in additional paid-in capital.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2015, up through the date these consolidated financial statements were issued.

Effective January 19, 2016, the Company issued 15,000 shares of common stock in a private placement for the receipt of $15,000.

Effective January 19, 2016, the Company issued a warrant for the purchase of 15,000 shares of common stock at an exercise price of $1.50.  There is no vesting period, and the warrants expire in one year.

Effective March 1, 2016, the Company entered into an agreement with a consultant for accounting services and issued 50,000 common shares.