Form 10-Q
period 2016-03-31
ARTVENTIVE MEDICAL GROUP, INC.
filed 2016-05-16
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  333-144226

ARTVENTIVE MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0148468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2766 Gateway Road, Carlsbad, CA  92009

(Address of principal executive offices) (zip code)

(760) 471-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

As of May 16, 2016, there were 63,637,086 shares of registrant’s common stock outstanding.

ARTVENTIVE MEDICAL GROUP, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTVENTIVE MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$10,106	$21,781
Accounts receivable	24,976	18,118
Prepaid expenses	6,166	11,655
Inventory	311,411	303,044

Total current assets	352,659	354,598

Fixed assets
Office equipment	26,870	26,870
Accumulated depreciation	(10,809)	(9,582)

Fixed assets, net	16,061	17,288

Other assets
Deposits	77,391	81,530

Total other assets	77,391	81,530

Total assets	$446,111	$453,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,444,825	$924,089

Total current liabilities	1,444,825	924,089

Long-term liabilities
Notes payable	500,000	500,000

Total long-term liabilities	500,000	500,000

Total liabilities	1,944,825	1,424,089

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 63,687,086 and 63,592,086 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	63,687	63,592

Additional paid in capital	17,043,485	17,028,580
Accumulated deficit	(18,605,886)	(18,062,845)

Total stockholders' deficit	(1,498,714)	(970,673)

Total liabilities and stockholders' deficit	$446,111	$453,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

REVENUES	$45,986	$64,187
COST OF SALES	45,986	64,187
GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development	179,653	301,926
Selling, general and administrative	362,161	585,327
Depreciation expense	1,227	930
Total operating expenses	543,041	888,183

Loss from operations	(543,041)	(888,183)

OTHER INCOME (EXPENSE)
Interest expense	-	-
Interest income	-	1
Total other income (expense)	-	1

NET LOSS	$(543,041)	$(888,182)

LOSS PER SHARE - Basic and Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	63,643,586	59,765,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(543,041)	$(888,182)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash expenses	-	33,715
Depreciation expense	1,227	930
Changes in operating assets and liabilities:
Accounts receivable	(6,858)	52
Prepaid expenses	5,489	-
Inventory	(8,367)	(37,949)
Deposits	4,139	(3,862)
Accounts payable	520,736	262,125
Payroll taxes payable	-	61
Accrued expenses	-	(37,500)
Cash used in operating activities	(26,675)	(670,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	-	(2,940)
Cash used in investing activities	-	(2,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,000	650,000
Issuance of notes payable	-	-
Cash provided by financing activities	15,000	650,000

NET CHANGE IN CASH	(11,675)	(23,550)
CASH AT BEGINNING OF PERIOD	21,781	104,030
CASH AT END OF PERIOD	$10,106	$80,480

CASH PAID DURING THE YEAR:
Interest paid	$-	$-
Income taxes paid	-	$-

NON-CASH TRANSACTIONS:
Accrual of Stock Issuance Cost	$-	$65,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. and its Subsidiary, ArtVentive Medical Group, Canada Inc., (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC under the Securities and Exchange Act of 1934 (the“Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2016 and the results of our operations and cash flows for the periods presented.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

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

The Company was incorporated on January 23, 2007.  The Company’s fiscal year end is December 31.  To date, the Company’s activities have been committed to the development of EOS™, intellectual property, animal studies, human studies, patent filings, and developing a regulatory strategy for initial clinical indications pertinent to European, manufacturing and FDA submissions and approvals, corporate operations and the raising of equity capital.  The Company conducted the required human clinical studies during 2011, achieving 100% clinical and procedural success, validating the safety and efficiency of the EOSTM device.  The Company received its CE Mark certification for EOS™ on May 30, 2013.  In 2014, the Company began commercialization and commenced marketing with its European distributors.  On December 3, 2014, the Company received FDA approval for EOS™ for marketing and sales in the United States.

We currently have one wholly-owned subsidiary, ArtVentive Medical Group, Canada Inc.

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

The Company had the following potential common stock equivalents at March 31, 2016:

Common stock warrants	2,415,000
Common stock options	370,000
Total common stock equivalents	2,785,000

Since the Company recorded net losses for the three months ended March 31, 2016 and 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

	March 31, 2016	March 31, 2015
Net income (loss)	$(543,041)	$(888,182)
Weighted average common shares outstanding	63,643,586	59,765,175
Net (loss) per share	$(0.01)	$(0.01)

Property and Equipment

The Company records property and equipment at cost and uses straight-line depreciation methods over estimated useful lives of 5-7 years.

	March 31, 2016	December 31, 2015
Computer equipment	$22,124	$22,124
Office furniture	4,746	4,746
Less: Accumulated depreciation	(10,809)	(9,582)
Net property and equipment	$16,061	$17,288

Inventory

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of March 31, 2016 and December 31, 2015, all inventory consisted of finished goods.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $10,106 as of March 31, 2016.

Receivables

The accounts receivable balance of $24,976 as of March 31, 2016 is comprised of balances due from six customers totaling $8,311, $4,800, $3,280, $2,915, $2,850 and $2,790.  The accounts receivable balance as of December 31, 2015 was comprised of balances due from four customers totaling $5,760, $5,568, $3,210, and $3,580.  The balance of the allowance for bad debts was $0 as of March 31, 2016 and December 31, 2015.

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

Concentrations of Credit Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable.  The Company maintains cash balances at financial institutions, which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000.  As of March 31, 2016, the Company had no deposits in excess of federally insured limits in its U.S. bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.  As of March 31, 2016, six customers represented 100% (33.3%, 19.25%, 13.15%, 11.69%, 11.43% and 11.19%) and as of December 31, 2015, four customers represented 100% (31.8%, 30.7%, 17.7% and 19.8%) of our accounts receivable.

As of March 31, 2016 and December 31, 2015, Medical Murray, accounted for more than 10% of our purchases and accounts payable.

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

On April 1, 2014, the Company borrowed an additional $250,000 from an unrelated party and issued a note payable due on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all or part of the debt, including interest, into common stock of the Company at any time at the rate of $1.00 per share.

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015

Note payable to a private party, interest at 3.0%, interest and principal due December 31, 2017	$250,000	$250,000
Note payable to a private party, interest at 3.0%, interest and principal due December 31, 2017	250,000	250,000
	500,000	500,000
Less current maturities of long-term debt	-	-
Long-term debt	$500,000	$500,000

Maturities on long-term debt are as follows:

2016	$-
2017	500,000
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

Stock issuances in private placements during the three months ended March 31, 2016 and the years ended December 31, 2015 and December 31, 2014 are as follows:

Stock Issuance Date	Common Shares	Proceeds Received

January 7, 2014	400,000	$400,000
February 11, 2014	400,000	400,000
March 6, 2014	300,000	300,000
May 23, 2014	100,000	100,000
June 24, 2014	1,000,000	1,000,000
July 23, 2014	500,000	500,000
August 29, 2014	250,000	250,000
September 29, 2014	150,000	150,000
September 30, 2014	100,000	100,000
October 15, 2014	100,000	100,000
November 7, 2014	80,000	80,000
November 28, 2014	70,000	70,000
December 4, 2014	250,000	250,000
December 15, 2014	250,000	250,000
December 29, 2014	250,000	250,000

Total for year ended December 31, 2014	4,200,000	$4,200,000

January 23, 2015	250,000	$250,000
February 27, 2015	150,000	150,000
March 15, 2015	100,000	100,000
March 31, 2015	150,000	150,000
April 23, 2015	150,000	150,000
May 4, 2015	100,000	100,000
May 29, 2015	500,000	500,000
June 1 2015	500,000	500,000
July 17, 2015	200,000	200,000
August 8, 2015	50,000	50,000
August 27, 2015	300,000	300,000
September 28, 2015	250,000	250,000
October 26, 2015	150,000	150,000
November 20, 2015	100,000	100,000
December 12, 2015	100,000	100,000

Total for year ended December 31, 2015	3,050,000	$3,050,000

January 18, 2016	15,000	$15,000

Total for three months ended March 31, 2016	15,000	$15,000

On May 5, 2015, 980,800 shares were issued for finder’s fees valued at $980,800.

On August 12, 2015, 25,000 shares were issued for finder’s fees valued at $25,000.

On January 22, 2016, 80,000 shares were issued for finder’s fees valued at $80,000.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2016, the Company had a negative working capital balance of $1,092,166 and an accumulated deficit of $18,605,886.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.  Management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.  However, there is no assurance that the Company will be successful with those initiatives, and it does not have any firm commitments from investors at this time.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed Accounting Standards Update (“ASU”) through ASU No. 2016-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 8 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740, Income Taxes, to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Exploration and development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Tax operating loss carry forwards generated during the period from January 23, 2007 (date of inception) through March 31, 2016 of approximately $18.4 million will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $7,731,000 (2015 – $7,594,000) related to net operating loss carryforwards and $168,000 related to stock-based compensation were offset in full by the valuation allowance.

The Company has no tax positions at March 31, 2016 and December 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	For the Three Months Ended March 31,
	2016	2015
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$(184,634)	$(290,518)
Change in valuation allowance	232,639	366,053
State taxes (net of federal benefit)	(48,005)	(75,535)
	$-	$-

NOTE 9 - WARRANTS AND OPTIONS

During the year ended December 31, 2015, the Company granted 3,050,000 warrants to purchase shares of Common Stock of which all have a 1-year exercise term, of which 2,400,000 remain outstanding at March 31, 2016.  During the quarter ended March 31, 2016, 15,000 warrants were issued. The Company valued all warrants utilizing a Black-Scholes option-pricing model and the fair value was recorded as additional paid-in capital.

The following is a summary of the Company’s warrant activity as of March 31, 2016:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	4,200,000	$1.50
Granted	3,050,000	1.50
Exercised	-	-
Forfeited	(4,200,000)	1.50
Outstanding – December 31, 2015	3,050,000	$1.50
Exercisable – December 31, 2015	3,050,000	$1.50

Granted	15,000	$1.50
Exercised	-	-
Forfeited	(650,000)	$1.50
Outstanding – March 31, 2016	2,415,000	$1.50
Exercisable – March 31, 2016	2,415,000	$1.50

Warrants outstanding and exercisable at March 31, 2016 are as follows:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	50,000	0.04 years	$1.50	50,000	$1.50
$1.50	150,000	0.06 years	$1.50	150,000	$1.50
$1.50	100,000	0.09 years	$1.50	100,000	$1.50
$1.50	500,000	0.15 years	$1.50	500,000	$1.50
$1.50	500,000	0.17 years	$1.50	500,000	$1.50
$1.50	200,000	0.29 years	$1.50	200,000	$1.50
$1.50	300,000	0.41 years	$1.50	300,000	$1.50
$1.50	250,000	0.49 years	$1.50	250,000	$1.50
$1.50	150,000	0.57 years	$1.50	150,000	$1.50
$1.50	100,000	0.64 years	$1.50	100,000	$1.50
$1.50	100,000	0.70 years	$1.50	100,000	$1.50
$1.50	15,000	0.80 years	$1.50	15,000	$1.50

Warrant activity is as follows:

Warrants issued during the first quarter of 2016, totaled 15,000.

Warrants issued during 2015, totaling 650,000, expired during the first quarter of 2016.

Warrants issued during 2014, totaling 4,200,000, expired during 2015.

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

Effective January 18, 2016, 15,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

The following is a summary of the Company’s stock options activity:

	Options	Weighted Average Exercise Price
Granted – 2015	265,000	$1.00
Exercised – 2015	(50,000)	0.001
Forfeited – 2015	(150,000)	1.00
Outstanding – December 31, 2015	370,000	$1.00
Exercisable – December 31, 2015	230,000	$1.00

Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2016	370,000	$1.00
Exercisable – March 31, 2016	230,000	$1.00

Options outstanding and exercisable at March 31, 2016 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	35,000	1.84 years	$1.00	35,000	$1.00
$1.00	10,000	1.92 years	$1.00	10,000	$1.00
$1.00	10,000	2.74 years	$1.00	10,000	$1.00
$1.00	50,000	7.67 years	$1.00	50,000	$1.00
$1.00	10,000	8.81 years	$1.00	10,000	$1.00
$1.00	100,000	9.08 years	$1.00	100,000	$1.00
$1.00	40,000	9.21 years	$1.00	-	$1.00
$1.00	15,000	9.41 years	$1.00	15,000	$1.00
$1.00	100,000	9.48 years	$1.00	-	$1.00

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

The Company valued these options utilizing a Black-Scholes option-pricing model and the fair value was recorded as additional paid-in capital.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2016, up through the date these unaudited condensed consolidated financial statements were issued and it was determined there were no reportable events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements.  The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on April 14, 2016.  Certain statements made in this discussion are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995.  Forward-looking statements are projections in respect of future events or financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements made in a quarterly report on Form 10-Q may include statements about our:

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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us”, "our", “Artventive Medical Group” or the “Company” refer to Artventive Medical Group, Inc. and its wholly-owned Subsidiary, ArtVentive

Medical Group, Canada Inc., (“AMG Canada”).  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Our common stock is currently listed on the OTC Market, Pink tier, under the symbol “AVTD”.

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

In 2015, we commenced limited commercialization of our product targeting key hospitals in Europe as proctoring centers.  We plan to expand our efforts in Europe and the United States in 2016 as well as expand the sizes of EOS™ to perform occlusions in a wider variety of vascular applications.

Recent Corporate Developments

Since the commencement of the year through March 31, 2016, we have experienced the following corporate developments:

Resignation of Director

On April 25, 2016, the Board of Directors accepted the resignation of H. James Graham as Executive Chairman and a member of the Board of Directors, effective May 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenue

We recognize revenue via the sale of the EOS™ device to the Company’s distributors in Europe and through direct sales in the U.S.  We invoice customers when products are shipped.  For the three months ended March 31, 2016, our total revenues were $45,986, as compared to $64,187 for the same period in 2015, a decrease of 28%.  The decrease in revenue is attributable to decreased sales of the EOS™ device to European distributors that was mainly due to a realignment of the the Company’s sales strategy in the Europen market.

Expenses

Our expenses for the three months ended March 31, 2016 are summarized as follows in comparison to our expenses for the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015

Revenues	$45,986	$64,187
Cost of sales	45,986	64,187
Research and development	179,653	301,926
Selling, general and administration	362,161	585,327
Depreciation expense	1,227	930
Financial expenses (income), net	-	(1)
Loss before income taxes	$(543,041)	$(882,182)

Research and Development Expenses

	Three Months Ended March 31,
	2016	2015
Salaries and related expenses	$49,070	72,322
Other research and development expenses	130,583	229,604
Total	$179,653	$301,926

For the three months ended March 31, 2016 and 2015, our gross profit was zero since the volume of unit production was not enough to achieve profitable per unit costs of sales.  We expect manufacturing costs to decrease over the next twelve months with increased sales volume and the successful negotiation of a unit price cost from our manufacturing partner.  Research and development costs decreased by $122,273 for the three months ended March 31, 2016, from the comparative period of 2015.  The decrease is due to our transitioning from the research and development stage of our product to the commercial stage.  We expect research and development costs to be ongoing due to the enhancement of current products and the development of new devices.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015
Salaries and related expenses	$24,276	$100,707
Stock-based compensation	-	-
Professional fees	73,887	157,624
Rent and related expenses	3,392	3,288
Business development	40,013	72,373
Other general and administrative expenses	220,593	251,335
Total	$362,161	$585,327

For the three months ended March 31, 2016 and 2015, general and administrative expenses decreased by $223,166 for the three months ended March 31, 2016 from the comparative period 2015.  This was due in part to an effort by management to reduce certain general and administrative expenses and business development expenses.  Salaries and related expenses decreased by $76,431 due to the reduced use of sales personnel and the realignment of the Company’s sales strategy in the Europen market during the first quarter of 2016.  We expect wages and salaries to increase substantially in the next twelve months as we expand our management, support staff and the sales team.  Any increases are expected to be due to the initialization and transfer of the EOS™ device from research and ongoing development to commercialization.  We anticipate continued professional fees, mainly from regulatory, legal and accounting, due to ongoing public company reporting requirements.

Liquidity and Financial Condition

Working Capital Deficiency

	March 31, 2016	December 31, 2015
Current assets	$352,659	$354,598
Current liabilities	1,444,825	924,089
Working capital deficiency	$(1,092,166)	$(569,491)

The increase in current liabilities is mainly due to an increase in accounts payable.

Cash Flows

	Three Months Ended March 31,
	2016	2015
Net loss	$(543,041)	$(888,182)
Net cash used in operating activities	(26,675)	(670,610)
Net cash used in investing activities	-	(2,940)
Net cash provided by financing activities	15,000	650,000
Increase (decrease) in cash and cash equivalents	$(11,675)	$(23,550)

As of March 31, 2016, our cash and cash equivalents balance was $10,106.  The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the three months ended March 31, 2016 was $26,675 mainly due to the net loss of $623,041 that was incurred during the period.

Net cash provided by financing activities for the three months ended March 31, 2016 was $15,000 due to issuances of common stock for cash.

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

Management believes that current cash resources will not allow us to meet current working capital requirements through 2016.  Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, the Company will not have the cash resources to remain as a going concern thereafter.  Management anticipates that it will require an additional $5,000,000 over the next 12 to 18 months to further develop its devices and increased manufacturing projections, for marketing, branding and launching into North American markets, in addition to the continued development of its research and development pipeline and new and innovative devices based on the EOS™ technology platform.

Going Concern

The audited consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern.  The Company has cumulative net losses through March 31, 2016 of approximately $19 million, as well as negative cash flows from operating activities.  The Company's cash and cash equivalents balance as of March 31, 2016 is $10,106.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

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

We expect that our operating expenses will increase over the next twelve months to build-up our sales and marketing efforts to sell EOS™ into existing and new markets.  As of March 31, 2016, we had cash and cash equivalents of $10,106.  We do not expect to raise capital through debt financing from traditional lending sources, since we are not currently producing revenue and cannot assure a lender that we will be able to successfully achieve commercial revenues from the development of our technology.  Therefore, we only expect to raise money through equity financing via the sale of our common stock.  If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail.  If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2016.

Newly Issued Accounting Pronouncements

See Note 7 to our financial statements included herein for the three months ended March 31, 2016 for a discussion of Recently Issued Accounting Pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not  applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of March 31, 2016.  The ineffectiveness of the Company’s internal controls over financial reporting was due to the following material weaknesses which are indicative of many small companies with limited staff:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company knows of no material pending legal proceedings to which the Company or its Subsidiaries are a party or of which any of its properties, or the properties of its Subsidiaries, are the subject.  In addition, the Company does not know of any such proceedings contemplated by any governmental authorities.

The Company knows of no material proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or its Subsidiaries or has a material interest adverse to the Company or its Subsidiaries.

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks.  You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2015 that was filed on April 14, 2016, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock.  The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued 15,000 common shares to a private investor for proceeds of $15,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On April 25, 2016, the Board of Directors accepted the resignation of H. James Graham as Executive Chairman and a member of the Board of Directors, effective May 31, 2016.

ITEM 6.  EXHIBITS

Exhibits required by Regulation S-K

No.	Description
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Interactive Data Files pursuant to Rule 405 of Regulation ST.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTVENTIVE MEDICAL GROUP, INC.

By: /s/ Leon Rudakov______________
Leon Rudakov
President and Chief Technology Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: May 16, 2016

By: /s/ H. James Graham___________
H. James Graham
Executive Chairman
Date: May 16, 2016