Form 10-Q
period 2016-06-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2016-08-15
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 15, 2016, there were 63,722,086  shares of registrant’s common stock outstanding.

ARTVENTIVE MEDICAL GROUP, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2016 and (unaudited) and December 31, 2015

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Mine Safety Disclosures

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURES

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTVENTIVE MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,942	$21,781
Accounts receivable	8,495	18,118
Prepaid expenses	4,207	11,655
Inventory	47,159	303,044

Total current assets	65,803	354,598

Fixed assets
Office equipment	26,870	26,870
Accumulated depreciation	(12,036)	(9,582)

Fixed assets, net	14,834	17,288

Other assets
Deposits	5,742	81,530

Total other assets	5,742	81,530

Total assets	$86,379	$453,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,646,592	$924,089

Total current liabilities	1,646,592	924,089

Long-term liabilities
Notes payable - shareholder	500,000	500,000

Total long-term liabilities	500,000	500,000

Total liabilities	2,146,592	1,424,089

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 63,722,086 and 63,592,086 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	63,722	63,592
Additional paid in capital	17,087,950	17,028,580
Accumulated deficit	(19,211,885)	(18,062,845)

Total stockholders' deficit	(2,060,213)	(970,673)

Total liabilities and stockholders' deficit	$86,379	$453,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$19,133	$93,998	$65,119	$158,185
COST OF SALES	19,133	93,998	65,119	158,185
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Research and development	284,470	324,136	464,123	626,062
Selling, general and administrative	240,302	551,063	682,463	1,136,390
Depreciation expense	1,227	1,295	2,454	2,225
Total operating expenses	525,999	876,494	1,149,040	1,764,677

Loss from operations	(525,999)	(876,494)	(1,149,040)	(1,764,677)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-
Interest income	-	1	-	2
Total other income (expense)	-	1	-	2

NET LOSS	$(525,999)	$(876,493)	$(1,149,040)	$(1,764,675)

LOSS PER SHARE - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	63,698,024	60,370,475	63,671,986	60,038,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,149,040)	$(1,764,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,454	2,225
Issuance of common stock and options for services	9,500	33,715
Changes in operating assets and liabilities:
Accounts receivable	9,624	(48,544)
Prepaid expenses	7,448	-
Inventory	255,885	(173,076)
Deposits	75,788	(68,535)
Accounts payable	722,502	179,174
Payroll taxes payable	-	61
Accrued expenses	-	-
Cash used in operating activities	(65,839)	(1,839,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	-	(5,848)
Cash used in investing activities	-	(5,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	50,000	1,950,000
Issuance of notes payable	-	-
Cash provided by financing activities	50,000	1,950,000

NET CHANGE IN CASH	(15,839)	104,497
CASH AT BEGINNING OF PERIOD	21,781	104,030
CASH AT END OF PERIOD	$5,942	$208,527

CASH PAID DURING THE YEAR:
Interest paid	$-	$-
Income taxes paid	-	$-

NON-CASH TRANSACTIONS:
Accrual of Stock Issuance Cost	$-	$960,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. and its Subsidiary, ArtVentive Medical Group, Canada Inc., (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC under the Securities and Exchange Act of 1934 (the“Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2016 and the results of our operations and cash flows for the periods presented.

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

The Company had the following potential common stock equivalents at June 30, 2016:

Common stock warrants	1,150,000
Common stock options	370,000
Total common stock equivalents	1,520,000

Since the Company recorded net losses for the six months ended June 30, 2016 and 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

	June 30, 2016	June 30, 2015
Net income (loss)	$(1,149,040)	$(1,764,675)
Weighted average common shares outstanding	63,671,986	60,038,298
Net (loss) per share	$(0.02)	$(0.03)

Property and Equipment

The Company records property and equipment at cost and uses straight-line depreciation methods over estimated useful lives of 5-7 years.

	June 30, 2016	December 31, 2015
Computer equipment	$22,124	$22,124
Office furniture	4,746	4,746
Less: Accumulated depreciation	(12,036)	(9,582)
Net property and equipment	$14,834	$17,288

Inventory

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of June 30, 2016 and December 31, 2015, all inventory consisted of finished goods.

As the Company begins its transition from the research and development phase to production, management has estimated the cost of units sold to be equal to the revenue generated on those units.  Other direct cost that may be associated with the production of these units has been reflected in research and development expenses.

On June 30, 2016, the Company wrote down the value of its finished goods inventory by approximately $264,000 to reflect obsolete items.  The corresponding expense was recorded to research and development expenses.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $5,942 as of June 30, 2016.

Receivables

The accounts receivable balance of $8,495 as of June 30, 2016 is comprised of balances due from three customers totaling $4,711, $2,849 and $935.  The accounts receivable balance as of December 31, 2015 was comprised of balances due from four customers totaling $5,760, $5,568, $3,210, and $3,580.  The balance of the allowance for bad debts was $0 as of June 30, 2016 and December 31, 2015.

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

Concentrations of Credit Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable.  The Company maintains cash balances at financial institutions, which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000.  As of June 30, 2016, the Company had no deposits in excess of federally insured limits in its U.S. bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.  As of June 30, 2016, three customers represented 100% (55.46, %, 33.54%, and 11.0%) and as of December 31, 2015, four customers represented 100% (31.8%, 30.7%, 17.7% and 19.8%) of our accounts receivable.

As of June 30, 2016 and December 31, 2015, Medical Murray, accounted for more than 10% of our purchases and accounts payable.

NOTE 4 – NOTES PAYABLE

On April 1, 2014, the Company borrowed $250,000 from a shareholder and issued a note payable due on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all or part of the debt, including interest, into common stock of the Company at any time at the rate of $1.00 per share.

On April 1, 2014, the Company borrowed an additional $250,000 from this shareholder and issued a note payable due on or before December 31, 2014, with interest at 3% per annum.  On December 31, 2014, the Company and the lender executed an extension of the note, which is due on or before December 31, 2017.  The interest remains at 3%.  The lender may convert all or part of the debt, including interest, into common stock of the Company at any time at the rate of $1.00 per share.

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015

Note payable to a shareholder, interest at 3.0%, interest and principal due December 31, 2017	$250,000	$250,000
Note payable to a shareholder, interest at 3.0%, interest and principal due December 31, 2017	250,000	250,000
	500,000	500,000
Less current maturities of long-term debt	-	-
Long-term debt	$500,000	$500,000

Maturities on long-term debt are as follows:

2016	$-
2017	500,000
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

Stock issuances in private placements during the six months ended June 30, 2016 and the years ended December 31, 2015 and December 31, 2014 are as follows:

Stock Issuance Date	Common Shares	Proceeds Received

January 7, 2014	400,000	$400,000
February 11, 2014	400,000	400,000
March 6, 2014	300,000	300,000
May 23, 2014	100,000	100,000
June 24, 2014	1,000,000	1,000,000
July 23, 2014	500,000	500,000
August 29, 2014	250,000	250,000
September 29, 2014	150,000	150,000
September 30, 2014	100,000	100,000
October 15, 2014	100,000	100,000
November 7, 2014	80,000	80,000
November 28, 2014	70,000	70,000
December 4, 2014	250,000	250,000
December 15, 2014	250,000	250,000
December 29, 2014	250,000	250,000

Total for year ended December 31, 2014	4,200,000	$4,200,000

January 23, 2015	250,000	$250,000
February 27, 2015	150,000	150,000
March 15, 2015	100,000	100,000
March 31, 2015	150,000	150,000
April 23, 2015	150,000	150,000
May 4, 2015	100,000	100,000
May 29, 2015	500,000	500,000
June 1 2015	500,000	500,000
July 17, 2015	200,000	200,000
August 8, 2015	50,000	50,000
August 27, 2015	300,000	300,000
September 28, 2015	250,000	250,000
October 26, 2015	150,000	150,000
November 20, 2015	100,000	100,000
December 12, 2015	100,000	100,000

Total for year ended December 31, 2015	3,050,000	$3,050,000

January 18, 2016	15,000	$15,000
April 25, 2016	15,000	15,000
May 23, 2016	20,000	20,000

Total for six months ended June 30, 2016	50,000	$50,000

On May 5, 2015, 980,800 shares were issued for finder’s fees valued at $980,800.

On August 12, 2015, 25,000 shares were issued for finder’s fees valued at $25,000.

On January 22, 2016, 80,000 shares were issued for finder’s fees valued at $80,000.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2016, the Company had a negative working capital balance of $1,580,789 and an accumulated deficit of $19,211,885.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.  Management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.  However, there is no assurance that the Company will be successful with those initiatives, and it does not have any firm commitments from investors at this time.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed Accounting Standards Update (“ASU”) through ASU No. 2016-13 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 8 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740, Income Taxes, to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Exploration and development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Tax operating loss carry forwards generated during the period from January 23, 2007 (date of inception) through June 30, 2016 of approximately $19 million will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $7,990,000 (2015 – $7,594,000) related to net operating loss carryforwards and $168,000 related to stock-based compensation were offset in full by the valuation allowance.

The Company has no tax positions at June 30, 2016 and December 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	For the Six Months Ended June 30,
	2016	2015
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$(390,674)	$(599,990)
Change in valuation allowance	492,249	755,987
State taxes (net of federal benefit)	(101,575)	(155,997)
	$-	$-

NOTE 9 - WARRANTS AND OPTIONS

During the year ended December 31, 2015, the Company granted 3,050,000 warrants to purchase shares of Common Stock of which all have a 1-year exercise term, of which 1,150,000 remain outstanding at June 30, 2016.  During the six months ended June 30, 2016,

50,000 warrants were issued. The Company valued all warrants utilizing a Black-Scholes option-pricing model and the fair value was recorded as additional paid-in capital.

The following is a summary of the Company’s warrant activity as of June 30, 2016:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	4,200,000	$1.50
Granted	3,050,000	1.50
Exercised	-	-
Forfeited	(4,200,000)	1.50
Outstanding – December 31, 2015	3,050,000	$1.50
Exercisable – December 31, 2015	3,050,000	$1.50

Granted	50,000	$1.50
Exercised	-	-
Forfeited	(1,950,000)	$1.50
Outstanding – June 30, 2016	1,150,000	$1.50
Exercisable – June 30, 2016	1,150,000	$1.50

Warrants outstanding and exercisable at June 30, 2016 are as follows:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	200,000	0.04 years	$1.50	200,000	$1.50
$1.50	300,000	0.16 years	$1.50	300,000	$1.50
$1.50	250,000	0.24 years	$1.50	250,000	$1.50
$1.50	150,000	0.32 years	$1.50	150,000	$1.50
$1.50	100,000	0.39 years	$1.50	100,000	$1.50
$1.50	100,000	0.45 years	$1.50	100,000	$1.50
$1.50	15,000	0.55 years	$1.50	15,000	$1.50
$1.50	15,000	0.82 years	$1.50	15,000	$1.50
$1.50	20,000	0.90 years	$1.50	20,000	$1.50

Warrant activity is as follows:

Warrants issued during the first quarter of 2016, totaled 15,000.

Warrants issued during the second quarter of 2016, totaled 35,000.

Warrants issued during 2015, totaling 650,000, expired during the first quarter of 2016.

Warrants issued during 2015, totaling 1,300,000, expired during the second quarter of 2016

Warrants issued during 2014, totaling 4,200,000, expired during 2015.

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

Effective April 25, 2016, 15,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

Effective May 23, 2016, 20,000 warrants were issued.  The warrants allow the purchase of common shares at an exercise price of $1.50.  There is no vesting period, and the warrants expire in 1 year.

The following is a summary of the Company’s stock options activity:

	Options	Weighted Average Exercise Price
Granted – 2015	265,000	$1.00
Exercised – 2015	(50,000)	0.001
Forfeited – 2015	(150,000)	1.00
Outstanding – December 31, 2015	370,000	$1.00
Exercisable – December 31, 2015	230,000	$1.00

Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2016	370,000	$1.00
Exercisable – June 30, 2016	240,000	$1.00

Options outstanding and exercisable at June 30, 2016 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	35,000	1.59 years	$1.00	35,000	$1.00
$1.00	10,000	1.67 years	$1.00	10,000	$1.00
$1.00	10,000	2.49 years	$1.00	10,000	$1.00
$1.00	50,000	7.42 years	$1.00	50,000	$1.00
$1.00	10,000	8.56 years	$1.00	10,000	$1.00
$1.00	100,000	8.83 years	$1.00	100,000	$1.00
$1.00	40,000	8.96 years	$1.00	10,000	$1.00
$1.00	15,000	9.16 years	$1.00	15,000	$1.00
$1.00	100,000	9.23 years	$1.00	-	$1.00

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

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2016, up through the date these unaudited condensed consolidated financial statements were issued and it was determined there were no reportable events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements.  The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on April 14, 2016.  Certain statements made in this discussion are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995.  Forward-looking statements are projections in respect of future events or financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements made in a quarterly report on Form 10-Q may include statements about our:

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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” "our," “Artventive Medical Group” or the “Company” refer to Artventive Medical Group, Inc. and its wholly-owned Subsidiary, ArtVentive Medical Group, Canada Inc., (“AMG Canada”).  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

ArtVentive Medical Group, Inc. is a medical device corporation focused on developing, manufacturing and marketing a family of endoluminal occlusion devices, known as the ArtVentive Endoluminal Occlusion System (“ArtVentive EOS™” or “EOS™”).  Through our patented technology, we have developed minimally invasive occlusion devices and procedures capable of achieving immediate, complete and permanent occlusion of peripheral vasculature.  We believe EOS™ represents a paradigm shift in the vessel occlusion marketplace, through our use of a unique technology platform that, when deployed, immediately occludes a vessel and does not depend on waiting for blood or fluids to clot around the device.  We believe that this new, novel technology significantly reduces risks to both patients and doctors, is more cost effective than currently available products, and has the potential to become the standard of care in the vessel occlusion market.

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

•

Lublin University Clinic, Poland and University Clinic of UZ Leuven of Belgium conducted successful post-market clinical studies on 20 patients using ArtVentive EOS™ devices (for OCCLUDE I and II) to study and demonstrate, through clinicians’ experience, publications and conference presentations, EOS™ safety and clinical efficiency.  These studies concluded in June 2016 and were reported in the CVIR Journal.

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

Our Product

EOS™ is a minimally invasive occlusion device and procedure capable of achieving immediate, complete and permanent occlusion of peripheral vasculature.  EOS™ is designed to be deployed into an artery, vein or tube using our patented catheter and placed precisely in the correct location to cut off blood or fluid supply immediately, completely and permanently.  The EOS™ delivery catheter is designed to permit fast and controlled deployment, with instantaneous occlusion of the treated vessel, making it safer and more effective than other treatment modalities.

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

Recent Corporate Developments

Since the commencement of the year through June 30, 2016, we have experienced the following corporate developments:

Resignation of Directors

On April 25, 2016, the Board of Directors accepted the resignation of H. James Graham as Executive Chairman and a member of the Board of Directors, effective May 31, 2016.

On July 11, 2016, the Board of Directors accepted the resignation of Christopher Thorson as a member of the Board of Directors, effective July 11, 2016.

Appointment of Director

On May 17, 2016, the Board of Directors appointed Tom Brauser a member of the Board of Directors, effective June 1, 2016.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue

We recognize revenue via the sale of the EOS™ device to the Company’s distributors in Europe and through direct sales in the U.S.  We invoice customers when products are shipped.  For the three months ended June 30, 2016, our total revenues were $19,133, as compared to $93,998 for the same period in 2015, a decrease of 80%.  The decrease in revenue is attributable to decreased sales of the EOS™ device to European distributors that was mainly due to a realignment of the the Company’s sales strategy in the Europen market.  This realignment includes new packaging and two-year shelf life.

Expenses

Our expenses for the three months ended June 30, 2016 are summarized as follows in comparison to our expenses for the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015

Revenues	$19,133	$93,998
Cost of sales	19,133	93,998
Research and development	284,470	324,136
Selling, general and administration	240,302	551,063
Depreciation expense	1,227	1,295
Financial expenses (income), net	-	(1)
Loss before income taxes	$(525,999)	$(876,493)

Research and Development Expenses

	Three Months Ended June 30,
	2016	2015
Salaries and related expenses	$48,921	78,431
Other research and development expenses	235,549	245,705
Total	$284,470	$324,136

For the three months ended June 30, 2016 and 2015, our gross profit was zero since the volume of unit production was not enough to achieve profitable per unit costs of sales.  We expect manufacturing costs to decrease over the next twelve months with increased sales volume and the successful negotiation of a unit price cost from our manufacturing partner.  Research and development costs decreased by $39,666 for the three months ended June 30, 2016, from the comparative period of 2015.  The decrease is due to our transitioning from the research and development stage of our product to the commercial stage.  We expect research and development costs to be ongoing due to the enhancement of current products and the development of new devices.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2016	2015
Salaries and related expenses	$26,213	$88,171
Stock-based compensation	-	-
Professional fees	62,018	89,259
Rent and related expenses	3,062	3,157
Business development	30,208	71,003
Other general and administrative expenses	118,301	299,473
Total	$240,302	$551,063

For the three months ended June 30, 2016, selling, general and administrative expenses decreased by $310,761 from the comparative period in 2015.  This was due in part to an effort by management to reduce certain general and administrative expenses and business development expenses.  Salaries and related expenses decreased by $61,958 due to the reduced executive personnel and use of sales personnel and the realignment of the Company’s sales strategy in the Europen market during the first quarter of 2016.  We expect wages and salaries to increase substantially in the next twelve months as we expand our management, support staff and the sales team.  Any increases are expected to be due to the initialization and transfer of the EOS™ device from research and ongoing development to commercialization.  We anticipate continued professional fees, mainly from regulatory, legal and accounting, due to ongoing public company reporting requirements.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Revenue

For the six months ended June 30, 2016, our total revenues were $65,119, as compared to $158,185 for the same period in 2015, a decrease of 59%.  The decrease in revenue is attributable to decreased sales of the EOS™ device to European distributors that was mainly due to a realignment of the the Company’s sales strategy in the Europen market.

Expenses

Our expenses for the six months ended June 30, 2016 are summarized as follows in comparison to our expenses for the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015

Revenues	$65,119	$158,185
Cost of sales	65,119	158,185
Research and development	464,123	626,062
Selling, general and administration	682,463	1,136,390
Depreciation expense	2,454	2,225
Financial expenses (income), net	-	(2)
Loss before income taxes	$(1,149,040)	$(1,764,675)

Research and Development Expenses

	Six Months Ended June 30,
	2016	2015
Salaries and related expenses	$97,991	150,753
Other research and development expenses	366,132	475,309
Total	$464,123	$626,062

For the six months ended June 30, 2016 and 2015, our gross profit was zero since the volume of unit production was not enough to achieve profitable per unit costs of sales.  We expect manufacturing costs to decrease over the next twelve months with increased sales volume and the successful negotiation of a unit price cost from our manufacturing partner.  Research and development costs decreased by $161,939 for the six months ended June 30, 2016, from the comparative period of 2015.  The decrease is due to our transitioning from the research and development stage of our product to the commercial stage.  We expect research and development costs to be ongoing due to the enhancement of current products and the development of new devices.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2016	2015
Salaries and related expenses	$50,489	$188,878
Stock-based compensation	-	-
Professional fees	215,905	246,883
Rent and related expenses	6,454	6,445
Business development	70,221	143,376
Other general and administrative expenses	339,394	550,808
Total	$682,463	$1,136,390

For the six months ended June 30, 2016, selling, general and administrative expenses decreased by $453,927 from the comparative period in 2015.  This was due in part to an effort by management to reduce certain general and administrative expenses and business development expenses.  Salaries and related expenses decreased by $138,389 due to the reduced use of sales personnel and the realignment of the Company’s sales strategy in the Europen market during the first quarter of 2016.  We expect wages and salaries to increase substantially in the next twelve months as we expand our management, support staff and the sales team.  Any increases are expected to be due to the initialization and transfer of the EOS™ device from research and ongoing development to commercialization.  We anticipate continued professional fees, mainly from regulatory, legal and accounting, due to ongoing public company reporting requirements.

Liquidity and Financial Condition

Working Capital Deficiency

	June 30, 2016	December 31, 2015
Current assets	$65,803	$354,598
Current liabilities	1,646,592	924,089
Working capital deficiency	$(1,580,789)	$(569,491)

The increase in current liabilities is mainly due to an increase in accounts payable.

Cash Flows

	Six Months Ended June 30,
	2016	2015
Net loss	$(1,149,040)	$(1,764,675)
Net cash used in operating activities	(65,839)	(1,839,655)
Net cash used in investing activities	-	(5,848)
Net cash provided by financing activities	50,000	1,950,000
Increase (decrease) in cash and cash equivalents	$(15,839)	$104,497

As of June 30, 2016, our cash and cash equivalents balance was $5,942.  The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the six months ended June 30, 2016 was $65,839, mainly due to the net loss of $1,139,540 that was incurred during the period.

Net cash provided by financing activities for the six months ended June 30, 2016 was $50,000, due to issuances of common stock for cash.

Private Placement Offering

During the six months ended June 30, 2016, the Company issued 50,000 common shares to private investors for proceeds of $50,000.

Going Concern

The unaudited condensed consolidated financial statements contained in this annual report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock.  As of June 30, 2016, the Company had an accumulated deficit of $19,211,885.  During the six months ended June 30, 2016, the Company incurred a net loss of $1,149,040 and used cash in operating activities of $65,839.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We expect that our operating expenses will increase over the next twelve months to build-up our sales and marketing efforts to sell EOS™ into existing and new markets.  As of June 30, 2016, we had cash and cash equivalents of $5,942.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  We do not expect to raise capital through debt financing from traditional lending sources since we are not currently producing revenue and cannot assure a lender that we will be able to successfully achieve commercial revenues from the development of our technology in order to service such debt or pay back any principal.  Therefore, we only expect to raise money through equity financing via the sale of our common stock.  If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail.  If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Future Financing

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2016 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 7 to our financial statements included herein for the quarter ended June 30, 2016.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 3 to our financial statements included herein for the quarter ended June 30, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of

June 30, 2016.  The ineffectiveness of the Company’s internal controls over financial reporting was due to the following material weaknesses which are indicative of many small companies with limited staff:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016, the Company issued 50,000 common shares to private investors for proceeds of $50,000.

On January 22, 2016, 80,000 common shares were issued for finder’s fees valued at $80,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On April 25, 2016, the Board of Directors accepted the resignation of H. James Graham as Executive Chairman and a member of the Board of Directors, effective May 31, 2016.

On May 17, 2016, the Board of Directors approved the appointment of Mr. Tom Brauser to the Board of Directors, effective June 1, 2016.  Mr. Brauser replaced H. James Graham as a Director following his resignation.

On July 11, 2016, the Board of Directors accepted the resignation of Christopher Thorson as a member of the Board of Directors, effective July 11, 2016.

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

ARTVENTIVE MEDICAL GROUP, INC.

By: /s/ Leon Rudakov______________
Leon Rudakov
President and Chief Technology Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: August 15, 2016