Form 10-Q
period 2016-09-30
ARTVENTIVE MEDICAL GROUP, INC.
filed 2016-11-14
CIK 1405249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 14, 2016, there were 63,697,086 shares of registrant’s common stock outstanding.

ARTVENTIVE MEDICAL GROUP, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTVENTIVE MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$30,182	$21,781
Accounts receivable	41,369	18,118
Prepaid expenses	2,269	11,655
Inventory	71,898	303,044
Total current assets	145,718	354,598

Fixed assets
Office equipment	26,870	26,870
Accumulated depreciation	(13,263)	(9,582)
Fixed assets, net	13,607	17,288

Other assets
Deposits	549	81,530
Total other assets	549	81,530
Total assets	$159,874	$453,416

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,876,760	$924,089
Total current liabilities	1,876,760	924,089

Long-term liabilities
Notes payable - shareholder	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	2,376,760	1,424,089

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 63,794,586 and 63,592,086 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	63,794	63,592
Common stock to be issued	40,000	-
Additional paid in capital	17,194,878	17,028,580
Accumulated deficit	(19,515,558)	(18,062,845)
Total stockholders' deficit	(2,216,886)	(970,673)
Total liabilities and stockholders' deficit	$159,874	$453,416

	The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$111,947	$49,991	$177,066	$208,176
COST OF SALES	53,850	49,991	118,969	208,176
GROSS PROFIT	58,097	-	58,097	-

OPERATING EXPENSES
Research and development	70,075	599,641	534,198	1,225,703
Selling, general and administrative	290,468	330,695	972,931	1,555,793
Depreciation expense	1,227	1,112	3,681	3,337
Total operating expenses	361,770	931,448	1,510,810	2,784,833

Loss from operations	(303,673)	(931,448)	(1,452,713)	(2,784,833)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-
Interest income	-	2	-	4
Total other income (expense)	-	2	-	4

NET LOSS	$(303,673)	$(931,446)	$(1,452,713)	$(2,784,829)

LOSS PER SHARE - Basic and Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	63,793,597	61,735,634	63,744,385	60,176,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,452,713)	$(2,784,829)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	3,681	3,337
Inventory write-down for obsolescence	264,252	-
Issuance of common stock and options for services	116,500	96,834
Changes in operating assets and liabilities:
Accounts receivable	(23,251)	(34,635)
Prepaid expenses	9,386	-
Inventory	(33,106)	(280,677)
Deposits	80,981	(90,175)
Accounts payable	952,671	382,408
Payroll taxes payable	-	61
Accrued expenses	-	(37,500)
Cash used in operating activities	(81,599)	(2,745,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	-	(5,849)
Cash used in investing activities	-	(5,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	90,000	2,700,000
Issuance of notes payable	-	-
Cash provided by financing activities	90,000	2,700,000

NET CHANGE IN CASH	8,401	(51,025)
CASH AT BEGINNING OF PERIOD	21,781	104,030
CASH AT END OF PERIOD	$30,182	$53,005

CASH PAID DURING THE YEAR:
Interest paid	$-	$-
Income taxes paid	-	$-

NON-CASH TRANSACTIONS:
Transfer of stock for accrued issuance costs	$-	$(1,005,800)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARTVENTIVE MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ArtVentive Medical Group, Inc. and its Subsidiary, ArtVentive Medical Group, Canada Inc., (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC under the Securities and Exchange Act of 1934 (the“Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2016 and the results of our operations and cash flows for the periods presented.

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

We currently have one wholly owned subsidiary, ArtVentive Medical Group, Canada Inc.  During the three months ended September 30, 2016, this subsidiary was dissolved and is now inactive.

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

The Company had the following potential common stock equivalents at September 30, 2016:

Common stock warrants	385,000
Common stock options	370,000
Total common stock equivalents	755,000

Since the Company recorded net losses for the nine months ended September 30, 2016 and 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  Therefore, a separate computation of diluted earnings (loss) per share is not presented.

The following table sets forth the computation of earnings per share:

	September 30, 2016	September 30, 2015
Net income (loss)	$(1,452,713)	$(2,784,829)
Weighted average common shares outstanding	63,744,385	60,176,839
Net (loss) per share	$(0.02)	$(0.05)

Property and Equipment

The Company records property and equipment at cost and uses straight-line depreciation methods over estimated useful lives of 5-7 years.

	September 30, 2016	December 31, 2015
Computer equipment	$22,124	$22,124
Office furniture	4,746	4,746
Less: Accumulated depreciation	(13,263)	(9,582)
Net property and equipment	$13,607	$17,288

Inventory

The Company’s inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.  As of September 30, 2016 and December 31, 2015, all inventory consisted of finished goods.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of funds on hand, on deposit with banks and liquid investment funds having maturity of three months or less at the time of the purchase.  The Company has no cash equivalents.  The Company had funds on deposit of $30,182 as of September 30, 2016.

Receivables

The accounts receivable balance of $41,369 as of September 30, 2016, is comprised of balances due from six customers totaling $11,030, $10,940, $9,884, $6,810, $1,635 and $1,070.  The accounts receivable balance as of December 31, 2015, was comprised of balances due from four customers totaling $5,760, $5,568, $3,210, and $3,580.  The balance of the allowance for bad debts was $0 as of September 30, 2016 and December 31, 2015.

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

Concentrations of Credit Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and accounts receivable.  The Company maintains cash balances at financial institutions, which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000.  As of September 30, 2016, the Company had no deposits in excess of federally insured limits in its U.S. bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.  As of September 30, 2016, six customers represented 100% (26.65%, 26.43%, 23.9%, 16.47%, 3.96% and 2.59%) and as of December 31, 2015, four customers represented 100% (31.8%, 30.7%, 17.7% and 19.8%) of our accounts receivable.

As of September 30, 2016 and December 31, 2015, Medical Murray, accounted for more than 10% of our purchases and accounts payable.

NOTE 4 – NOTES PAYABLE - SHAREHOLDER

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

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015

Note payable to a shareholder, interest at 3.0%, interest and principal due December 31, 2017	$250,000	$250,000
Note payable to a shareholder, interest at 3.0%, interest and principal due December 31, 2017	250,000	250,000
	500,000	500,000
Less current maturities of long-term debt	-	-
Long-term debt	$500,000	$500,000

Maturities on long-term debt are as follows:

2016	$-
2017	500,000
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

Stock issuances in private placements during the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows:

Stock Issuance Date	Common Shares	Proceeds Received
January 23, 2015	250,000	$250,000
February 27, 2015	150,000	150,000
March 15, 2015	100,000	100,000
March 31, 2015	150,000	150,000
April 23, 2015	150,000	150,000
May 4, 2015	100,000	100,000
May 29, 2015	500,000	500,000
June 1 2015	500,000	500,000
July 17, 2015	200,000	200,000
August 8, 2015	50,000	50,000
August 27, 2015	300,000	300,000
September 28, 2015	250,000	250,000
October 26, 2015	150,000	150,000
November 20, 2015	100,000	100,000

December 12, 2015	100,000	100,000
Total for year ended December 31, 2015	3,050,000	$3,050,000

January 18, 2016	15,000	$15,000
April 25, 2016	15,000	15,000
May 23, 2016	20,000	20,000
Total for nine months ended September 30, 2016	50,000	$50,000

During the nine months ended September 30, 2016, the Company received an aggregate of $40,000 from accredited investors for 40,000 common shares not yet issued as of November 14, 2016.

On May 5, 2015, 980,800 shares were issued for finder’s fees valued at $980,800.

On August 12, 2015, 25,000 shares were issued for finder’s fees valued at $25,000.

On January 22, 2016, 80,000 shares were issued for finder’s fees valued at $80,000.

During the nine months ended September 30, 2016, an aggregate of 72,500 shares were issued as stock based compensation for services valued at $72,500.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2016, the Company had a negative working capital balance of $1,731,042 and an accumulated deficit of $19,515,558.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.  Management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.  However, there is no assurance that the Company will be successful with those initiatives, and it does not have any firm commitments from investors at this time.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed Accounting Standards Update (“ASU”) through ASU No. 2016-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 8 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740, Income Taxes, to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Exploration and development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Tax operating loss carry forwards generated during the period from January 23, 2007 (date of inception) through September 30, 2016 of approximately $19.2 million will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $7,900,000 (2015 – $7,594,000) related to net operating loss carryforwards and $290,000 related to stock-based compensation were offset in full by the valuation allowance.

The Company has no tax positions at September 30, 2016 and December 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company’s tax returns for the years ended December 31, 2015, 2014 and 2013 are open for examination under Federal Statute of Limitations and for the years ended December 31, 2015, 2014 and 2013 under the State of California Statute of Limitations.

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

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	For the Nine Months Ended September 30,
	2016	2015
Income tax (benefit) computed at
Federal statutory tax rate of 34%	$(494,000)	$(946,842)
Change in valuation allowance	622,000	1,193,021
State taxes (net of federal benefit)	(128,000)	(246,179)
	$-	$-

NOTE 9 - WARRANTS AND OPTIONS

During the year ended December 31, 2015, the Company granted 3,050,000 warrants to purchase shares of Common Stock of which all have a 1-year exercise term, of which 385,000 remain outstanding at September 30, 2016.  During the nine months ended September 30, 2016, 35,000 warrants were issued. The Company valued all warrants utilizing a Black-Scholes option-pricing model and the fair value was recorded as additional paid-in capital.

The following is a summary of the Company’s warrant activity as of September 30, 2016:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2014	4,200,000	$1.50
Granted	3,050,000	1.50
Exercised	-	-
Forfeited	(4,200,000)	1.50
Outstanding – December 31, 2015	3,050,000	$1.50
Exercisable – December 31, 2015	3,050,000	$1.50

Granted	35,000	$1.50
Exercised	-	-
Forfeited	(2,700,000)	$1.50
Outstanding – September 30, 2016	385,000	$1.50
Exercisable – September 30, 2016	385,000	$1.50

Warrants outstanding and exercisable at September 30, 2016 are as follows:

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50	150,000	0.07 years	$1.50	150,000	$1.50
$1.50	100,000	0.14 years	$1.50	100,000	$1.50
$1.50	100,000	0.20 years	$1.50	100,000	$1.50
$1.50	15,000	0.57 years	$1.50	15,000	$1.50
$1.50	20,000	0.65 years	$1.50	20,000	$1.50

Warrant activity is as follows:

Warrants issued during the second quarter of 2016, totaled 35,000.

Warrants issued during 2015, totaling 650,000, expired during the first quarter of 2016.

Warrants issued during 2015, totaling 1,300,000, expired during the second quarter of 2016.

Warrants issued during 2015, totaling 750,000, expired during the third quarter of 2016.

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

The following is a summary of the Company’s stock options activity:

	Options	Weighted Average Exercise Price
Granted – 2015	265,000	$1.00
Exercised – 2015	(50,000)	0.001
Forfeited – 2015	(150,000)	1.00
Outstanding – December 31, 2015	370,000	$1.00
Exercisable – December 31, 2015	230,000	$1.00

Granted	-	$-
Exercised	-	-
Forfeited	-	-
Outstanding – September 30, 2016	370,000	$1.00
Exercisable – September 30, 2016	265,000	$1.00

Options outstanding and exercisable at September 30, 2016 are as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	35,000	1.34 years	$1.00	35,000	$1.00
$1.00	10,000	1.41 years	$1.00	10,000	$1.00
$1.00	10,000	2.24 years	$1.00	10,000	$1.00
$1.00	50,000	7.17 years	$1.00	50,000	$1.00
$1.00	10,000	8.31 years	$1.00	10,000	$1.00
$1.00	100,000	8.58 years	$1.00	100,000	$1.00
$1.00	40,000	8.70 years	$1.00	10,000	$1.00
$1.00	15,000	8.91 years	$1.00	15,000	$1.00
$1.00	100,000	8.98 years	$1.00	25,000	$1.00

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

The Company valued these options utilizing a Black-Scholes option-pricing model and the fair value was recorded as additional paid-in capital.  Total expense related to stock options was $44,000 for the nine months ended September 30, 2016.

NOTE 10 - SUBSEQUENT EVENTS

On October 11, 2016, the Company issued 2,500 common shares for services at a fair value of $2,500.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2015, any one of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Based on the work of Dr. Leon Rudakov, Ph.D. and Dr. Philippe Gauilloud, MD, we developed our first prototype of the ArtVentive EOS™ in 2010.  Since inception, our activities have been focused on our corporate operations, research and development, EOS™ device design and testing, implementation of quality controls and protocols, animal studies, and regulatory strategy for FDA and European submissions and approvals.  In December 2010, the Company formally froze the EOS™ device design for the peripheral category of indications in preparation for the regulatory phase and prior to commercialization in Europe, followed by the United States.  We protect our technology with 10 approved patents and 27 patents pending.

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

Recent Corporate Developments

Since the commencement of the year through September 30, 2016, we have experienced the following corporate developments:

Resignation of Directors

On April 25, 2016, the Board of Directors accepted the resignation of H. James Graham as Executive Chairman and a member of the Board of Directors, effective May 31, 2016.

On July 11, 2016, the Board of Directors accepted the resignation of Christopher Thorson as a member of the Board of Directors, effective July 11, 2016.

On May 17, 2016, the Board of Directors appointed Tom Brauser a member of the Board of Directors, effective June 1, 2016.  Subsequent to that on August 5, 2016, the Board of Directors accepted Mr. Brauser’s resignation from the Board of Directors of the Company.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Revenue

We recognize revenue via the sale of the EOS™ device to the Company’s distributors in Europe and through direct sales in the U.S.  We invoice customers when products are shipped.  For the three months ended September 30,

2016, our total revenues were $111,947, as compared to $49,991 for the same period in 2015, an increase of 124%.  The increase in revenue is primarily attributable to increased sales focus of the EOS™ device in the US which began just prior to the quarter ended September 30, 2016.

Expenses

Our expenses for the three months ended September 30, 2016 are summarized as follows in comparison to our expenses for the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015

Revenues	$111,947	$49,991
Cost of sales	53,850	49,991
Gross profit	58,097	-
Research and development	70,075	599,641
Selling, general and administration	290,468	330,695
Depreciation expense	1,227	1,112
Financial expenses (income), net	-	(2)
Net loss	$(303,673)	$(931,446)

Research and Development Expenses

	Three Months Ended September 30,
	2016	2015
Salaries and related expenses	$47,437	66,574
Other research and development expenses	22,638	533,067
Total	$70,075	$599,641

For the three months ended September 30, 2016, our gross profit was $58,097 based on both domestic and international sales, including the cost of free demos.  For the three months ended September 30, 2015, our gross profit was zero since the volume of unit production was not enough to achieve profitable per unit costs of sales.  We expect manufacturing costs to decrease over the next twelve months with increased sales volume and the successful negotiation of a unit price cost from our manufacturing partner.  Research and development costs decreased by $529,566 for the three months ended September 30, 2016, from the comparative period of 2015.  The decrease is due to our transitioning from the research and development stage of our product to the commercial stage.  We expect research and development costs to be ongoing due to the enhancement of current products and the development of new devices.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2016	2015
Salaries and related expenses	$35,186	$64,860
Stock-based compensation	97,500	71,835
Professional fees	54,447	107,207
Rent and related expenses	3,041	4,312
Business development	753	66,308
Other general and administrative expenses	99,541	16,173
Total	$290,468	$330,695

For the three months ended September 30, 2016, selling, general and administrative expenses decreased by $40,227 from the comparative period in 2015.  This was due in part to an effort by management to reduce certain general and administrative expenses and business development expenses.  Professional fees decreased by $52,760 due primarily to efforts to reduce legal fees.  We anticipate continued professional fees, mainly from regulatory, legal and accounting, due to ongoing public company reporting requirements.  Business development expense decreased by $65,555 due to the Company’s efforts to reduce expenses and conserve cash, including decreased participation in industry shows and conferences.  Other general and administrative expenses increased by $108,368 due primarily to increased use of outside services and consultants.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Revenue

For the nine months ended September 30, 2016, our total revenues were $177,066, as compared to $208,176 for the same period in 2015, a decrease of 15%.  The decrease in revenue is attributable primarily to decreased sales of the EOS™ device to European distributors that was mainly due to a realignment of the Company’s sales strategy in the European market.

Expenses

Our expenses for the nine months ended September 30, 2016 are summarized as follows in comparison to our expenses for the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016	2015

Revenues	$177,066	$208,176
Cost of sales	118,969	208,176
Gross profit	58,097	-
Research and development	534,198	1,225,703
Selling, general and administration	972,931	1,555,793
Depreciation expense	3,681	3,337
Financial expenses (income), net	-	(4)
Loss before income taxes	$(1,452,713)	$(2,784,829)

Research and Development Expenses

	Nine Months Ended September 30,
	2016	2015
Salaries and related expenses	$145,428	217,327
Other research and development expenses	388,770	1,008,376
Total	$534,198	$1,225,703

For the three months ended September 30, 2016, our gross profit was $58,097 based on both domestic and international sales, including the cost of free demos.  For the nine months ended September 30, 2015, our gross profit was zero since the volume of unit production was not enough to achieve profitable per unit costs of sales.  We expect manufacturing costs to decrease over the next twelve months with increased sales volume and the successful negotiation of a unit price cost from our manufacturing partner.  Research and development costs decreased by $691,505 for the nine months ended September 30, 2016, from the comparative period of 2015.  The decrease is due to our transitioning from the research and development stage of our product to the commercial stage.  We expect research and development costs to be ongoing due to the enhancement of current products and the development of new devices.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2016	2015
Salaries and related expenses	$76,175	$342,445
Stock-based compensation	116,500	71,835

Professional fees	270,352	354,089
Rent and related expenses	9,495	10,757
Business development	70,974	209,684
Other general and administrative expenses	429,435	566,983
Total	$972,931	$1,555,793

For the nine months ended September 30, 2016, selling, general and administrative expenses decreased by $582,862 from the comparative period in 2015.  This was due in part to an effort by management to reduce certain general and administrative expenses and business development expenses.  Salaries and related expenses decreased by $266,270 due to the reduced use of sales personnel and the realignment of the Company’s sales strategy in the European market during the first quarter of 2016.  We expect wages and salaries to increase substantially in the next twelve months as we expand our management, support staff and the sales team.  Any increases are expected to be due to the initialization and transfer of the EOS™ device from research and ongoing development to commercialization.  Professional fees decrease by $83,737 due primarily to efforts to reduce legal fees.  Business development expense decreased by $138,710 due to the Company’s efforts to reduce expenses and conserve cash, including decreased participation in industry shows and conferences.  We anticipate continued professional fees, mainly from regulatory, legal and accounting, due to ongoing public company reporting requirements.

Liquidity and Financial Condition

Working Capital Deficiency

	September 30, 2016	December 31, 2015
Current assets	$145,718	$354,598
Current liabilities	1,876,760	924,089
Working capital deficiency	$(1,731,042)	$(569,491)

The increase in current liabilities is mainly due to an increase in accounts payable.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net loss	$(1,452,713)	$(2,784,829)
Net cash used in operating activities	(81,599)	(2,745,176)
Net cash used in investing activities	-	(5,849)
Net cash provided by financing activities	90,000	2,700,000
Increase (decrease) in cash	$8,401	$(51,025)

As of September 30, 2016, our cash and cash equivalents balance was $30,182.  The Company does not expect its current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.

Net cash used in operations for the nine months ended September 30, 2016, was $81,599, mainly due to the net loss of $1,402,713 that was incurred during the period.

Net cash provided by financing activities for the nine months ended September 30, 2016, was $90,000, due to sales of common stock for cash.

Private Placement Offering

During the nine months ended September 30, 2016, the Company sold 90,000 common shares to private investors for proceeds of $90,000.

Going Concern

The unaudited condensed consolidated financial statements contained in this annual report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock.  As of September 30, 2016, the Company had an accumulated deficit of $19,515,558.  During the nine months ended September 30, 2016, the Company incurred a net loss of $1,452,713 and used cash in operating activities of $81,599.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We expect that our operating expenses will increase over the next twelve months to build-up our sales and marketing efforts to sell EOS™ into existing and new markets.  As of September 30, 2016, we had cash and cash equivalents of $30,182.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  We do not expect to raise capital through debt financing from traditional lending sources since we are not currently producing revenue and cannot assure a lender that we will be able to successfully achieve commercial revenues from the development of our technology in order to service such debt or pay back any principal.  Therefore, we only expect to raise money through equity financing via the sale of our common stock.  If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail.  If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Management believes that current cash resources will not allow us to meet current working capital requirements through our calendar year 2016.  Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, the Company will not have the cash resources to remain as a going concern thereafter.  Management anticipates that it will require an additional $5,000,000 over the next 12 months to further develop its devices and increased manufacturing projections, for marketing, branding and launching into North

American markets, in addition to the continued development of its research and development pipeline and new and innovative devices based on the EOS™ technology platform.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2016 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 7 to our financial statements included herein for the quarter ended September 30, 2016.

Recently Adopted Accounting Pronouncements

There were no newly adopted accounting pronouncements for the quarter ended September 30, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of September 30, 2016.  The ineffectiveness of the Company’s internal controls over financial reporting was due to the following material weaknesses which are indicative of many small companies with limited staff:

(i)

inadequate segregation of duties consistent with control objectives;

(ii)

an ineffective internal audit function or risk assessment function for which such functions are important to the monitoring or risk assessment component of internal control;

(iii)

ineffective controls over period-end financial disclosure and reporting processes; and

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks.  You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2015, as filed on April 14, 2016, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock.  The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, the Company sold 90,000 common shares to private investors for proceeds of $90,000.

On January 22, 2016, 80,000 common shares were issued for finder’s fees valued at $80,000.

During the nine months ended September 30, 2016, an aggregate of 72,500 shares were issued as stock based compensation for services valued at $72,500.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On April 25, 2016, the Board of Directors accepted the resignation of Mr. H. James Graham as Executive Chairman and a member of the Board of Directors, effective May 31, 2016.

On May 17, 2016, the Board of Directors approved the appointment of Mr. Tom Brauser to the Board of Directors, effective June 1, 2016.  Mr. Brauser replaced H. James Graham as a Director following his resignation.

On July 11, 2016, the Board of Directors accepted the resignation of Mr. Christopher Thorson as a member of the Board of Directors, effective July 11, 2016.

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

ARTVENTIVE MEDICAL GROUP, INC.

By: /s/ Leon Rudakov______________
Leon Rudakov
President and Chief Technology Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2016